Form 10-Q
period 2022-04-02
WATERS CORP /DE/
filed 2022-05-05
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of the registrant’s common stock as of April 29, 2022: 60,235,338

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM
10-Q

Item 1:	Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 2, 2022	December 31, 2021

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$480,070	$501,234
Investments	23,025	68,051
Accounts receivable, net	607,262	612,648
Inventories	381,902	356,095
Other current assets	92,915	90,914

Total current assets	1,585,174	1,628,942
Property, plant and equipment, net	547,199	547,913
Intangible assets, net	236,408	242,401
Goodwill	435,807	437,865
Operating lease assets	86,944	84,734
Other assets	149,737	153,077

Total assets	$3,041,269	$3,094,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	93,235	96,799
Accrued employee compensation	33,770	101,192
Deferred revenue and customer advances	315,086	227,561
Current operating lease liabilities	26,089	27,906
Accrued income taxes	82,634	61,278
Accrued warranty	10,212	10,718
Other current liabilities	126,803	155,054

Total current liabilities	687,829	680,508
Long-term liabilities:
Long-term debt	1,444,122	1,513,870
Long-term portion of retirement benefits	58,442	64,027
Long-term income tax liabilities	319,896	319,547
Long-term operating lease liabilities	61,129	59,623
Other long-term liabilities	94,914	89,803

Total long-term liabilities	1,978,503	2,046,870

Total liabilities	2,666,332	2,727,378

Commitments and contingencies (Notes 6, 7, 8 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 2, 2022 and December 31, 2021	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,252 and 162,084 shares issued, 60,372 and 60,728 shares outstanding at April 2, 2022 and December 31, 2021, respectively	1,623	1,621
Additional paid-in capital	2,138,426	2,114,880
Retained earnings	7,960,663	7,800,832
Treasury stock, at cost, 101,880 and 101,356 shares at April 2, 2022 and December 31, 2021, respectively	(9,608,050)	(9,437,914)
Accumulated other comprehensive loss	(117,725)	(111,865)

Total stockholders’ equity	374,937	367,554

Total liabilities and stockholders’ equity	$3,041,269	$3,094,932

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021

	(In thousands, except per share data)
Revenues:
Product sales	$450,840	$382,022
Service sales	239,732	226,523

Total net sales	690,572	608,545
Costs and operating expenses:
Cost of product sales	191,610	158,876
Cost of service sales	94,075	95,271
Selling and administrative expenses	157,475	143,196
Research and development expenses	40,472	38,092
Purchased intangibles amortization	1,673	1,840
Acquired in-process research and development	9,797	—

Total costs and operating expenses	495,102	437,275

Operating income	195,470	171,270
Other income, net	170	9,359
Interest expense	(11,059)	(10,946)
Interest income	2,114	4,101

Income before income taxes	186,695	173,784
Provision for income taxes	26,864	25,657

Net income	$159,831	$148,127

Net income per basic common share	$2.64	$2.38
Weighted-average number of basic common shares	60,580	62,260
Net income per diluted common share	$2.62	$2.37
Weighted-average number of diluted common shares and equivalents	60,952	62,632
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021

	(In thousands)
Net income	$159,831	$148,127

Other comprehensive (loss) income:

Foreign currency translation	(6,169)	5,825

Unrealized gains (losses) on investments before income taxes	15	(10)
Income tax expense	(4)	—

Unrealized gains (losses) on investments, net of tax	11	(10)

Retirement liability adjustment before reclassifications	268	1,054
Amounts reclassified to other income	127	216

Retirement liability adjustment before income taxes	395	1,270
Income tax expense	(97)	(348)

Retirement liability adjustment, net of tax	298	922

Other comprehensive (loss) income	(5,860)	6,737

Comprehensive income	$153,971	$154,864

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021

	(In thousands)
Cash flows from operating activities:
Net income	$159,831	$148,127
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,933	8,305
Deferred income taxes	4,175	2,787
Depreciation	17,209	16,343
Amortization of intangibles	15,455	15,013
Acquired in-process research and development and other non-cash items	9,381	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(907)	7,945
Increase in inventories	(26,832)	(30,544)
Increase in other current assets	(1,805)	(3,080)
Increase in other assets	(13,491)	(4,219)
Decrease in accounts payable and other current liabilities	(69,548)	(29,758)
Increase in deferred revenue and customer advances	91,514	89,048
Increase (decrease) in other liabilities	2,045	(1,563)

Net cash provided by operating activities	197,960	218,404
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(27,751)	(39,503)
Proceeds from sale of equity investment	6,785	—
Payments for intellectual property licenses	(4,897)	—
Purchases of investments	(9,219)	(122,640)
Maturities and sales of investments	54,074	3,139

Net cash provided by (used in) investing activities	18,992	(159,004)
Cash flows from financing activities:
Proceeds from debt issuances	—	500,000
Payments on debt	(70,000)	(150,000)
Payments of debt issuance costs	—	(3,637)
Proceeds from stock plans	12,832	16,295
Purchases of treasury shares	(170,136)	(173,305)
Payments for derivative contracts	(107)	(578)

Net cash (used in) provided by financing activities	(227,411)	188,775
Effect of exchange rate changes on cash and cash equivalents	(10,705)	(1,087)

(Decrease) increase in cash and cash equivalents	(21,164)	247,088
Cash and cash equivalents at beginning of period	501,234	436,695

Cash and cash equivalents at end of period	$480,070	$683,783

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2020	161,666	$1,617	$2,029,465	$7,107,989	$(8,788,984)	$(117,943)	$232,144
Net income	—	—	—	148,127	—	—	148,127
Other comprehensive income	—	—	—	—	—	6,737	6,737
Issuance of common stock for employees:
Employee Stock Purchase Plan	11	—	1,855	—	—	—	1,855
Stock options exercised	95	1	15,129	—	—	—	15,130
Treasury stock	—	—	—	—	(180,659)	—	(180,659)
Stock-based compensation	87	1	7,627	—	—	—	7,628

Balance April 3, 2021	161,859	$1,619	$2,054,076	$7,256,116	$(8,969,643)	$(111,206)	$230,962

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2021	162,084	$1,621	$2,114,880	$7,800,832	$(9,437,914)	$(111,865)	$367,554
Net income	—	—	—	159,831	—	—	159,831
Other comprehensive loss	—	—	—	—	—	(5,860)	(5,860)
Issuance of common stock for employees:
Employee Stock Purchase Plan	7	—	2,327	—	—	—	2,327
Stock options exercised	69	1	11,091	—	—	—	11,092
Treasury stock	—	—	—	—	(170,136)	—	(170,136)
Stock-based compensation	92	1	10,128	—	—	—	10,129

Balance April 2, 2022	162,252	$1,623	$2,138,426	$7,960,663	$(9,608,050)	$(117,725)	$374,937

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2022 and 2021 ended on April 2, 2022 and April 3, 2021, respectively.
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
It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2022.
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
For the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the respective period. Any resulting translation gains or losses are included in accumulated other comprehensive loss in the consolidated balance sheets.
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of April 2, 2022 and December 31, 2021, $431 million out of $503 million and $440 million out of $569 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $324 million out of $503 million and $298 million out of $569 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at April 2, 2022 and December 31, 2021, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s allowance for credit losses for the three months ended April 2, 2022 and April 3, 2021(in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Credit Losses
April 2, 2022	$13,228	$987	$(1,072)	$13,143
April 3, 2021	$14,381	$775	$(1,561)	$13,595
Other Investments
During the three months ended April 2, 2022, the Company sold an equity investment for $7 million in cash and recorded a gain on the sale of approximately $4 million in other income, net on the statement of operations. The Company also recorded an other than temporary impairment loss on an equity method investment still held at the reporting date of approximately $4 million within other income, net on the statement of operations as the company entered into a sale process and we adjusted the carrying value of our investment based on our portion of the total proceeds we expect to receive.
During the three months ended April 3, 2021, the Company recorded an unrealized gain on an equity security still held at the reporting date of approximately $10 million within other income on the income statement. This unrealized gain was recorded as an upward price adjustment to the carrying value of the investment due to an observable price change of a similar security issued during the current period.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of April 2, 2022 and December 31, 2021. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at April 2, 2022 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	April 2,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$4,796	$—	$4,796	$—
Corporate debt securities	5,605	—	5,605	—
Time deposits	14,624	—	14,624	—
Waters 401(k) Restoration Plan assets	32,953	32,953	—	—
Foreign currency exchange contracts	9	—	9	—
Interest rate cross-currency swap agreements	8,163	—	8,163	—

Total	$66,150	$32,953	$33,197	$—

Liabilities:
Contingent consideration	$1,388	$—	$—	$1,388
Foreign currency exchange contracts	190	—	190	—
Interest rate cross-currency swap agreements	635	—	635	—

Total	$2,213	$—	$825	$1,388

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$13,917	$—	$13,917	—
Corporate debt securities	39,121	—	39,121	—
Time deposits	19,030	—	19,030	$—
Waters 401(k) Restoration Plan assets	38,729	38,729	—	—
Foreign currency exchange contracts	504	—	504	—

Total	$111,301	$38,729	$72,572	$—

Liabilities:
Contingent consideration	$1,347	$—	$—	$1,347
Foreign currency exchange contracts	195	—	195	—
Interest rate cross-currency swap agreements	5,363	—	5,363	—

Total	$6,905	$—	$5,558	$1,347

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
The fair value of future contingent consideration payments related to the December 2020 acquisition of ISS was estimated to be $1 million at both April 2, 2022 and December 31, 2021.
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion and $1.3 billion at April 2, 2022 and December 31, 2021, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.2 billion and $1.3 billion at April 2, 2022 and December 31, 2021, respectively, using Level 2 inputs.
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
Interest Rate Cross-Currency Swap Agreements
As of April 2, 2022, the Company had three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $550 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	April 2, 2022		December 31, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$10,509	$9	$55,309	$504
Other current liabilities	$46,882	$190	$9,000	$195

Interest rate cross-currency swap agreements:
Other assets	$470,000	$8,163	$—	$—
Other liabilities	80,000	635	230,000	5,363
Accumulated other comprehensive loss		$3,755		$15,944

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements (in thousands):

	Financial Statement Classification	Three Months Ended
		April 2, 2022	April 3, 2021

Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(1,499)	$1,667
Unrealized losses on open contracts	Cost of sales	(489)	(753)

Cumulative net pre-tax (losses) gains	Cost of sales	$(1,988)	$914

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$1,775	$3,827
Unrealized gains on contracts, net	Accumulated other comprehensive loss	$12,188	$21,244
Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This program replaced the remaining amounts available from the pre-existing
program. During the three months ended April 2, 2022 and April 3, 2021, the Company repurchased 0.5 million and 0.6 million shares of the Company’s outstanding common stock at a cost of $160 million and $173 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $10 million and $8 million of common stock related to the vesting of restricted stock units during the three months ended April 2, 2022 and April 3, 2021, respectively. As of April 2, 2022, the Company had repurchased an aggregate of 13.6 million shares at a cost of $3.3 billion under the January 2019 repurchase program and had a total of $0.7 billion authorized for future repurchases. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
April 2, 2022	$10,718	$1,916	$(2,422)	$10,212
April 3, 2021	$10,950	$2,337	$(2,582)	$10,705
Other Items
During the three months ended April 2, 2022, the Company completed an asset acquisition in which the charge detection mass spectrometry technology (“CDMS technology”) assets of Megadalton Solutions, Inc. (“Megadalton”) were acquired for approximately $10 million in total purchase price, of which $5 million was paid at closing and the

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

remaining $4 million will be paid in the future at various dates through 2029. This CDMS technology makes it possible to analyze extremely large proteins and protein complexes used in cell and gene therapies that would otherwise be difficult to analyze with conventional mass spectrometry. Once this technology is further developed, it will extend the capabilities of our mass spectrometry portfolio for a broader set of applications and as such the cost of this technology asset has been accounted for as Acquired
In-Process
Research and Development and expensed in costs and operating expenses in the statement of operations.
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	April 2, 2022	April 3, 2021
Balance at the beginning of the period	$273,598	$239,759
Recognition of revenue included in balance at beginning of the period	(103,355)	(94,078)
Revenue deferred during the period, net of revenue recognized	198,036	182,384

Balance at the end of the period	$368,279	$328,065

The Company classified $53 million and $47 million of deferred revenue and customer advances in other long-term liabilities at April 2, 2022 and December 31, 2021, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

April 2, 2022
Deferred revenue and customer advances expected to be recognized in:
One year or less	$315,086
13-24 months	32,877
25 months and beyond	20,316

Total	$368,279

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	April 2, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$4,802	$—	$(6)	$4,796
Corporate debt securities	5,610	—	(5)	5,605
Time deposits	14,624	—	—	14,624

Total	$25,036	$—	$(11)	$25,025

Amounts included in:
Cash equivalents	$2,000	$—	$—	$2,000
Investments	23,036	—	(11)	23,025

Total	$25,036	$—	$(11)	$25,025

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$13,929	$—	$(12)	$13,917
Corporate debt securities	39,135	—	(14)	39,121
Time deposits	19,030	—	—	19,030

Total	$72,094	$—	$(26)	$72,068

Amounts included in:
Cash equivalents	$4,017	$—	$—	$4,017
Investments	68,077	—	(26)	68,051

Total	$72,094	$—	$(26)	$72,068

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	April 2, 2022	December 31, 2021
Due in one year or less	$25,025	$71,066
Due after one year through three years	—	1,002

Total	$25,025	$72,068

4 Inventories
Inventories are classified as follows (in thousands):

	April 2, 2022	December 31, 2021
Raw materials	$168,324	$165,240
Work in progress	24,087	19,726
Finished goods	189,491	171,129

Total inventories	$381,902	$356,095

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $436 million and $438 million at April 2, 2022 and December 31, 2021, respectively. The effect of foreign currency translation decreased goodwill by $2 million.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	April 2, 2022			December 31, 2021
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Capitalized software	$576,013	$424,114	5 years	$575,658	$420,862	5 years
Purchased intangibles	200,284	164,372	11 years	201,302	163,752	11 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	12,339	6,285	7 years	12,635	6,199	7 years
Patents and other intangibles	102,493	69,630	8 years	102,353	68,414	8 years

Total	$900,809	$664,401	7 years	$901,628	$659,227	7 years

The Company capitalized $12 million and $8 million of intangible assets in the three months ended April 2, 2022 and April 3, 2021, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $13 million and $10 million, respectively, in the three months ended April 2, 2022 due to the effects of foreign currency translation. Amortization expense for intangible assets was $15 million for both the three months ended April 2, 2022 and April 3, 2021. Amortization expense for intangible assets is estimated to be $64 million per year for each of the next five years.
6 Debt
The Company entered into a credit agreement in September 2021 (the “2021 Credit Agreement”) governing the Company’s five-year, $1.8 billion revolving facility (the “2021 Credit Facility”) that expires in September 2026. As of April 2, 2022 and December 31, 2021, the 2021 Credit Facility had a total of $140 million and $210 million outstanding, respectively.
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
As of both April 2, 2022 and December 31, 2021, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default
.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at April 2, 2022 and December 31, 2021 (in thousands):

	April 2, 2022	December 31, 2021
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Credit agreement	140,000	210,000
Unamortized debt issuance costs	(5,878)	(6,130)

Total long-term debt	1,444,122	1,513,870

Total debt	$1,444,122	$1,513,870

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of April 2, 2022 and December 31, 2021, the Company had a total amount available to borrow under the 2021 Credit Agreement of $1.7 billion and $1.6 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.88% and 2.74% at April 2, 2022 and December 31, 2021, respectively. As of April 2, 2022, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $120 million and $121 million at April 2, 2022 and December 31, 2021, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of April 2, 2022 or December 31, 2021.
As of April 2, 2022, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $550 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of April 2, 2022. The Company had a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the three months ended April 2, 2022 and April 3, 2021 by $5 million and $4 million, respectively, and increased the Company’s net income per diluted share by $0.08 and $0.06, respectively.
The Company’s effective tax rate for the three months ended April 2, 2022 and April 3, 2021 was 14.4% and 14.8%, respectively. The income tax provision includes a $4 million and a $2 million income tax benefit related to stock-based compensation for the three months ended April 2, 2022 and April 3, 2021, respectively. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
The Company’s gross unrecognized tax benefits, excluding interest and penalties, for both the three months ended April 2, 2022 and April 3, 2021 were $29 million. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2016. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of April 2, 2022, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of $18 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
8 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of April 2, 2022 are immaterial for the years ended December 31, 2022 and thereafter. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $2 million.
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
In May 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of April 2, 2022, the 2020 Plan had 6.4 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of April 2, 2022, the Company had stock options, restricted stock, and restricted and performance stock unit awards outstanding under the 2020 Plan.
The Company accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all share-based payments to employees be recognized in the statements of operations, based on their grant date fair values. The Company recognizes the expense using the straight-line

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
The consolidated statements of operations for the three months ended April 2, 2022 and April 3, 2021 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Cost of sales	$1,027	$633
Selling and administrative expenses	8,169	6,420
Research and development expenses	1,737	1,252

Total stock-based compensation	$10,933	$8,305

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified
stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended April 2, 2022 and April 3, 2021 are as follows:

	Three Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	April 2, 2022	April 3, 2021
Options issued in thousands	127	139
Risk-free interest rate	1.9%	0.8%
Expected life in years	6	6
Expected volatility	30.9%	33.1%
Expected dividends	—	—

	Three Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	April 2, 2022	April 3, 2021
Exercise price	$321.91	$277.32
Fair value	$107.76	$91.63

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes stock option activity for the plans for the three months ended April 2, 2022 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2021	691	$88.71 to $371.64	$202.24
Granted	127	$314.98 to $364.59	$321.91
Exercised	(69)	$88.71 to $279.90	$160.49
Canceled	(6)	$203.37 to $279.90	$235.95

Outstanding at April 2, 2022	743	$88.71 to $371.64	$226.30

Restricted Stock
During the three months ended April 2, 2022, the Company granted three thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $364.59.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the three months ended April 2, 2022 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2021	245	$234.97
Granted	94	$323.65
Vested	(68)	$217.21
Forfeited	(3)	$228.76

Unvested at April 2, 2022	268	$270.65

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The relevant data used to determine the value of the performance stock units granted during the three months ended April 2, 2022 and April 3, 2021 are as follows:

	Three Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	April 2, 2022	April 3, 2021
Performance stock units issued (in thousands)	40	41
Risk-free interest rate	1.6%	0.2%
Expected life in years	2.9	2.9
Expected volatility	25.4%	38.7%
Average volatility of peer companies	34.5%	34.7%
Correlation coefficient	43.0%	45.8%
Expected dividends	—	—
The following table summarizes the unvested performance stock unit award activity for the three months ended April 2, 2022 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2021	87	$285.73
Granted	40	$325.12
Vested	(24)	$308.71
Forfeited	11	$396.67

Unvested at April 2, 2022	114	$305.42

10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended April 2, 2022
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$159,831	60,580	$2.64
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	372	(0.02)

Net income per diluted common share	$159,831	60,952	$2.62

	Three Months Ended April 3, 2021
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$148,127	62,260	$2.38
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	372	(0.01)

Net income per diluted common share	$148,127	62,632	$2.37

For the three months ended April 2, 2022 and April 3, 2021, the Company had 12 thousand and 123 thousand stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(99,985)	$(11,860)	$(20)	$(111,865)
Other comprehensive (loss) income, net of tax	(6,169)	298	11	(5,860)

Balance at April 2, 2022	$(106,154)	$(11,562)	$(9)	$(117,725)

12 Retirement Plans
The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other income, net in the consolidated statements of operations. The summary of the components of net periodic pension costs for the plans for the three months ended April 2, 2022 and April 3, 2021 is as follows (in thousands):

	Three Months Ended
	April 2, 2022		April 3, 2021
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Service cost	$226	$1,082	$233	$1,160
Interest cost	145	366	139	315
Expected return on plan assets	(269)	(534)	(255)	(466)
Net amortization:
Prior service credit	(5)	(37)	(5)	(41)
Net actuarial loss	—	169	—	262

Net periodic pension cost	$97	$1,046	$112	$1,230

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Product net sales:
Waters instrument systems	$269,962	$216,072
Chemistry consumables	125,618	118,974
TA instrument systems	55,260	46,976

Total product sales	450,840	382,022

Service net sales:
Waters service	217,576	206,832
TA service	22,156	19,691

Total service sales	239,732	226,523

Total net sales	$690,572	$608,545

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net Sales:
Asia:
China	$121,032	$102,919
Japan	48,623	50,296
Asia Other	84,679	76,327

Total Asia	254,334	229,542
Americas:
United States	208,713	162,433
Americas Other	40,124	34,924

Total Americas	248,837	197,357
Europe	187,401	181,646

Total net sales	$690,572	$608,545

Net sales by customer class are as follows for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Pharmaceutical	$415,772	$360,148
Industrial	209,397	183,273
Academic and government	65,403	65,124

Total net sales	$690,572	$608,545

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales recognized at a point in time:
Instrument systems	$325,222	$263,048
Chemistry consumables	125,618	118,974
Service sales recognized at a point in time (time & materials)	85,778	79,287

Total net sales recognized at a point in time	536,618	461,309

Net sales recognized over time:
Service and software sales recognized over time (contracts)	153,954	147,236

Total net sales	$690,572	$608,545

14 Recent Accounting Standard Changes and Developments
Recently Issued Accounting Standards
In March 2020, accounting guidance was issued that facilitates the effects of reference rate reform on financial reporting. The amendments in the update provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January of 2021, an update was issued to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This temporary guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company may elect to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The Company does not believe that it has material reference rate exposure which would require utilizing the guidance under this accounting pronouncement and if adopted does not believe that this standard would have a material impact on the Company’s financial position, results of operations and cash flows.
In October 2021, accounting guidance was issued that requires acquirers in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The new guidance requires that at the acquisition date, the acquirer should account for the related revenue contracts in accordance with 606 as if it had originated the contracts. This guidance differs from current GAAP which requires an acquirer to recognize assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with 606, at fair value on the acquisition date. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those years. The amendments within this update should be applied prospectively to business combinations on or after the effective date of the amendments. Early adoption of the amendment is permitted, including adoption in an interim period. The applicability of this standard is dependent on there being a business combination activity and therefore the Company will evaluate the impact of this guidance when and if there is applicable activity.

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

Financial Overview
The Company’s operating results are as follows for the three months ended April 2, 2022 and April 3, 2021 (dollars in thousands, except per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021	% Change
Revenues:
Product sales	$450,840	$382,022	18%
Service sales	239,732	226,523	6%

Total net sales	690,572	608,545	13%
Costs and operating expenses:
Cost of sales	285,685	254,147	12%
Selling and administrative expenses	157,475	143,196	10%
Research and development expenses	40,472	38,092	6%
Purchased intangibles amortization	1,673	1,840	(9%)
Acquired in-process research and development	9,797	—	—

Operating income	195,470	171,270	14%
Operating income as a % of sales	28.3%	28.1%

Other income, net	170	9,359	(98%)
Interest expense, net	(8,945)	(6,845)	31%

Income before income taxes	186,695	173,784	7%
Provision for income taxes	26,864	25,657	5%

Net income	$159,831	$148,127	8%

Net income per diluted common share	$2.62	$2.37	11%
The Company’s net sales increased 13% in the first quarter of 2022 as compared to the first quarter of 2021 driven by strong customer demand across most major geographies, end markets, and product categories. Foreign currency translation decreased total sales by 3% as the U.S. dollar strengthened versus most of the foreign currencies in the world in the quarter. In addition, the Company’s first quarter of 2022 had one less calendar day than the first quarter of 2021.
Instrument system sales increased 24% in the first quarter, due to the broad-based increase in customer demand across all existing and newly introduced LC,
LC-MS
and Thermal Analysis instrument system sales. Foreign currency translation decreased instrument system sales by 2%. Recurring revenues (combined sales of precision chemistry consumables and services) increased 6% in the first quarter, with foreign currency translation decreasing sales by 3%.
Geographically, the Company’s sales growth in the first quarter was broad-based across most major regions as sales increased 11% in Asia, 26% in the Americas, and 3% in Europe, with the effect of foreign currency translation decreasing sales by 3% in Asia and 6% in Europe. In addition, sales increased 28% in the U.S. and 17% in India, while sales decreased by 3% in Japan with foreign currency translation decreasing India and Japan’s sales growth rates by 6% and 9%, respectively. China sales increased 18%, driven by strong customer demand for our products and service for most the of the first quarter of 2022; however, the new COVID lockdowns in China put in place late in the first quarter of 2022 may have a negative impact on our future sales growth if these lockdowns continue for a prolonged period. Foreign currency translation increased China sales growth by 1% in the quarter.
During the first quarter of 2022, sales to pharmaceutical customers increased 15%, driven by growth in most regions, including 18% in China, 21% in India, and 32% in the Americas on a 37% sales increase in the United States on strong customer demand. Foreign currency translation decreased pharmaceutical sales growth by 4%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 14%, with the effect of foreign currency translation decreasing sales growth by 3%. During the first quarter of 2022, combined sales to academic and government customers were flat, with foreign currency translation negatively impacting sales growth by 4%. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

Operating income was $195 million in the first quarter of 2022, an increase of 14% as compared to the first quarter of 2021. This increase in operating income was primarily a result of the increase in sales volumes and price increases being partially offset by an increase in electronic component and freight inflationary costs.
During the first quarter 2022, the Company completed an asset acquisition in which the charge detection mass spectrometry technology (“CDMS technology”) assets of Megadalton were acquired for approximately $10 million in total purchase price of which $5 million was paid at closing and the remaining $ 4 million will be paid in the future at various dates through 2029. This CDMS technology makes it possible to analyze extremely large proteins and protein complexes used in cell and gene therapies that would otherwise be difficult to analyze with conventional mass spectrometry. Once this technology is further developed it will extend the capabilities of our mass spectrometry portfolio for a broader set of applications and as such the cost of this technology asset has been accounted for as Acquired
In-Process
Research and Development and expensed as part of costs and operating expenses in the statement of operations.
The Company generated $198 million and $218 million of net cash flows from operations in the first quarter of 2022 and 2021, respectively. This decrease in cash flow from operations can primarily be attributed to an increase in inventory levels due to the higher sales volumes and the build-up
of safety stock in an attempt to mitigate future supply chain issues. In addition, the Company paid a higher amount of incentive compensation in the 2022 quarter as compared to the 2021 quarter. Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $28 million and $40 million in the first quarter of 2022 and 2021, respectively.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. During the first quarters of 2022 and 2021, the Company repurchased $160 million and $173 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations
Sales by Geography
Geographic sales information is presented below for the three months ended April 2, 2022 and April 3, 2021 (dollars in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	% change
Net Sales:
Asia:
China	$121,032	$102,919	18%
Japan	48,623	50,296	(3%)
Asia Other	84,679	76,327	11%

Total Asia	254,334	229,542	11%

Americas:
United States	208,713	162,433	28%
Americas Other	40,124	34,924	15%

Total Americas	248,837	197,357	26%
Europe	187,401	181,646	3%

Total net sales	$690,572	$608,545	13%

In the first quarter of 2022, sales benefited from stronger demand for our products and services across all major geographies and customer classes. The sales strength was broad-based, driven by continued growth in recurring revenues and the very strong sales growth in existing and newly introduced LC and
LC-MS
and Thermal Analysis instrument system sales. Recurring revenues sales growth was negatively impacted by one less calendar day in the first quarter of 2022 as compared to the first quarter of 2021.
Sales by Trade Class
Net sales by customer class are presented below for the three months ended April 2, 2022 and April 3, 2021 (dollars in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	% change
Pharmaceutical	$415,772	$360,148	15%
Industrial	209,397	183,273	14%
Academic and government	65,403	65,124	—

Total net sales	$690,572	$608,545	13%

In the first quarter of 2022, the increase in sales to pharmaceutical customers was broad-based with double-digit sales growth across most major geographies, primarily due to stronger demand for our products and services. Foreign currency translation decreased sales to pharmaceutical customers by 4%. Sales to industrial customers increased 14% in the first quarter of 2022, primarily due to an increase in customer demand. Foreign currency translation decreased sales to industrial customers by 3% in the first quarter of 2022. Sales to academic and government customers were flat in the first quarter of 2022, with foreign currency translation decreasing sales by 4%.

Waters Products and Services Net Sales
Net sales for Waters products and services were as follows for the three months ended April 2, 2022 and April 3, 2021 (dollars in thousands):

	Three Months Ended
	April 2, 2022	% of Total	April 3, 2021	% of Total	% change
Waters instrument systems	$269,962	44%	$216,072	40%	25%
Chemistry consumables	125,618	21%	118,974	22%	6%

Total Waters product sales	395,580	65%	335,046	62%	18%
Waters service	217,576	35%	206,832	38%	5%

Total Waters net sales	$613,156	100%	$541,878	100%	13%

The effect of foreign currency translation decreased Waters sales by 3% for the first quarter. Waters instrument system sales (LC and MS technology-based) increased in the first quarter of 2022 driven by the strong broad-based sales performance across all key regions, with double-digit sales growth, primarily due to higher sales as a result of stronger demand for our products and services by our customers. Waters chemistry consumables sales increased in the first quarter of 2022, attributable to the increased demand in India, Asia Other, and the United States, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Waters service sales increased due to higher service demand billings, particularly in India and the United States. Waters recurring revenues were also negatively impacted by one less calendar day and the impact of foreign currency translation which decreased sales by 4% in the first quarter of 2022 as compared to the first quarter of 2021.
In the first quarter of 2022, Waters sales growth was broad-based and increased by 30% in the Americas, 2% in Europe, and 9% in Asia, with sales in China and India growing 13% and 17%, respectively. Foreign currency translation decreased Waters sales by 6% in Europe, 2% in Asia, and 6% in India, while increasing sales by 1% in China.
TA Product and Services Net Sales
Net sales for TA products and services were as follows for the three months ended April 2, 2022, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	April 2, 2022	% of Total	April 3, 2021	% of Total	% change
TA instrument systems	$55,260	71%	$46,976	70%	18%
TA service	22,156	29%	19,691	30%	13%

Total TA net sales	$77,416	100%	$66,667	100%	16%

TA product and service sales were broad-based across most major geographies increasing 16% in the first quarter, driven by strong customer demand for our Thermal Analysis instruments and services. The increase in TA instrument system sales in the first quarter of 2022 was primarily driven by strength in China, Korea and Europe. The increase in TA service sales was primarily due to customers continuing to resume their operations after the restrictions caused by
COVID-19,
as well as sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s sales by 2%.
Cost of Sales
Cost of sales for the first quarter of 2022 increased 12% primarily due to the increase in sales volume as well as an increase in electronic component and freight inflationary costs. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to decrease gross profit slightly for the remainder of 2022.
Selling and Administrative Expenses
Selling and administrative expenses increased 10% in the first quarter of 2022 as compared to the first quarter of 2021. In the first quarter of 2022, selling and administrative expenses were impacted by higher merit and incentive compensation costs, compared to the first quarter of 2021. In addition, the effect of foreign currency translation decreased selling and administrative expenses by 2% in the first quarter of 2022.

As a percentage of net sales, selling and administrative expenses were 22.8% and 23.5% for the first quarters of 2022 and 2021, respectively. The decrease in this percentage is attributable to the increase in sales.
Research and Development Expenses
Research and development expenses increased 6% in the first quarter of 2022. In addition, the effect of foreign currency translation decreased research and development expenses by 1% in the quarter.
In-Process
Research & Development
During the three months ended April 2, 2022, the Company completed a technology and intellectual property right asset acquisition in which the charge detection mass spectrometry technology (“CDMS technology”) assets of Megadalton were acquired for approximately $10 million in total purchase price of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029. This CDMS technology makes it possible to analyze extremely large proteins and protein complexes used in cell and gene therapies that would otherwise be difficult to analyze with conventional mass spectrometry. Once this technology is further developed, it is expected to extend the capabilities of our mass spectrometry portfolio for a broader set of applications and as such the cost of this technology asset has been accounted for as
In-Process
Research and Development and expensed in costs and operating expenses in the statement of operations.
Other Income, net
During the first quarter of 2022, the Company sold an equity investment for $7 million in cash and recorded a gain on sale of approximately $4 million in other income, net on the statement of operations. The Company also recorded an other than temporary impairment loss on an equity method investment still held at the reporting date of approximately $4 million within other income, net on the statement of operations as the company entered into a sale process and we adjusted the carrying value of our investment based on our portion of the total proceeds we expect to receive.
During the first quarter of 2021, the Company recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over.
Interest Expense, Net
The increase in net interest expense in the first quarter of 2022 was primarily attributable to the lower interest income benefit from the lower notional amount of interest rate cross currency swap agreements.
Provision for Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of April 2, 2022. The Company had a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the quarter in 2022 and 2021 by $5 million and $4 million, respectively, and increased the Company’s net income per diluted share by $0.08 and $0.06, respectively.
The Company’s effective tax rate for the 2022 and 2021 quarters was 14.4% and 14.8%, respectively. The decrease in the effective rate is primarily due to the income tax provision including a $4 million income tax benefit related to stock-based compensation for the first quarter 2022 as compared to a $2 million income tax benefit related to stock-based compensation for the first quarter of 2021. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$159,831	$148,127
Depreciation and amortization	32,664	31,356
Stock-based compensation	10,933	8,305
Deferred income taxes	4,175	2,787
Acquired in-process research and development and other non-cash items	9,381	—
Change in accounts receivable	(907)	7,945
Change in inventories	(26,832)	(30,544)
Change in accounts payable and other current liabilities	(69,548)	(29,758)
Change in deferred revenue and customer advances	91,514	89,048
Other changes	(13,251)	(8,862)

Net cash provided by operating activities	197,960	218,404
Net cash used in investing activities	18,992	(159,004)
Net cash used in financing activities	(227,411)	188,775
Effect of exchange rate changes on cash and cash equivalents	(10,705)	(1,087)

(Decrease) increase in cash and cash equivalents	$(21,164)	$247,088

Cash Flow from Operating Activities
Net cash provided by operating activities was $198 million and $218 million during the first quarter of 2022 and 2021, respectively. This decrease in operating cash flow was primarily a result of higher inventory levels due to higher sales volumes and higher incentive compensation payments in the first quarter of 2022 compared to the first quarter of 2021. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•
The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding decreased to 81 days at April 2, 2022 as compared to 84 days at April 3, 2021.

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
Cash Flow from Investing Activities
Net cash provided by investing activities totaled $19 million in the first quarter of 2022 and net cash used in investing activities totaled $159 million in the first quarter of 2021, respectively. Additions to fixed assets and capitalized software were $28 million and $40 million in the three months ended April 2, 2022 and April 3, 2021, respectively. The cash flows from investing activities in 2022 also included $6 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the United States. The Company has incurred costs of $206 million on this facility through the end of the first quarter of 2022, and anticipates spending approximately $30 million to complete this new state-of-the-art
facility in 2022.

During the three months ended April 2, 2022 and April 3, 2021, the Company purchased $9 million and $123 million of investments, respectively, while $54 million and $3 million of investments matured, respectively, and were used for financing activities described below.
During the first of quarter 2022, the Company paid $5 million for the CDMS technology and intellectual property right asset from Megadalton, and the Company is required to make an additional $4 million of guaranteed payments at various dates in the future through 2029. The total purchase price of approximately $10 million was accounted for as Acquired
In-Process
Research and Development and expensed as part of costs and operating expenses in the statement of operations in the first quarter of 2022.
Cash Flow from Financing Activities
The Company entered into a credit agreement in September 2021 governing the Company’s five-year, $1.8 billion revolving facility that matures in September 2026. As of April 2, 2022, the Company had a total of $1.4 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $140 million borrowed under the 2021 Credit Agreement. During the three months ended April 2, 2022 and April 3, 2021, the Company’s net debt borrowings decreased by $70 million and increased by $350 million, respectively.
As of April 2, 2022, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value $550 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. As a result of entering into these agreements, the Company anticipates lowering net interest expense by approximately $7 million in 2022.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. During the three months ended April 2, 2022 and April 3, 2021, the Company repurchased $160 million and $173 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $10 million and $8 million of common stock related to the vesting of restricted stock units during both the three months ended April 2, 2022 and April 3, 2021, respectively.
The Company received $13 million and $16 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the three months ended April 2, 2022 and April 3, 2021, respectively.
The Company had cash, cash equivalents and investments of $503 million as of April 2, 2022. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $431 million held by foreign subsidiaries at April 2, 2022, of which $324 million was held in currencies other than U.S. dollars.
Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022. The Company reviewed its contractual obligations and commercial commitments as of April 2, 2022 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form
10-K.
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended April 2, 2022. The Company did not make any changes in those policies during the three months ended April 2, 2022.
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

•
The impact and costs of war, in particular as a result of the ongoing conflict between Russia and Ukraine, and the possibility of further escalation resulting in a new geopolitical and regulatory instability.

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form
10-Q
and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of April 2, 2022, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of April 2, 2022 and December 31, 2021, $431 million out of $503 million and $440 million out of $569 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $324 million out of $503 million and $298 million out of $569 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at April 2, 2022 and December 31, 2021, respectively. As of April 2, 2022, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of April 2, 2022 would decrease by approximately $30 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
There have been no other material changes in the Company’s market risk during the three months ended April 2, 2022. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.

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
10-Q.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2022 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended April 2, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:
Other Information

Item 1:	Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended April 2, 2022 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.

Item 1A:	Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022. The Company reviewed its risk factors as of April 2, 2022 and determined that there were no material changes from the ones set forth in the Form
10-K.
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
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended April 2, 2022 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
January 1, 2022 to January 29, 2022	151	$332.31	151	$834,249
January 30, 2022 to February 26, 2022	181	$321.53	159	$782,972
February 27, 2022 to April 2, 2022	191	$321.45	183	$724,176

Total	523	$324.61	493	$724,176

(1)	The Company repurchased 31 thousand shares of common stock at a cost of $10 million related to the vesting of restricted stock during the three months ended April 2, 2022.
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
10-Q
for the quarter ended April 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

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
Date: May 5, 2022