Form 10-Q
period 2022-07-02
WATERS CORP /DE/
filed 2022-08-04
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
of the Act).    Yes  ☐
    No
☒
Indicate the number of shares outstanding of the registrant’s common stock as of July 29, 2022: 59,875,919

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM
10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	July 2, 2022	December 31, 2021

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$418,897	$501,234
Investments	897	68,051
Accounts receivable, net	639,451	612,648
Inventories	409,922	356,095
Other current assets	95,160	90,914

Total current assets	1,564,327	1,628,942
Property, plant and equipment, net	545,813	547,913
Intangible assets, net	225,101	242,401
Goodwill	428,005	437,865
Operating lease assets	86,102	84,734
Other assets	191,222	153,077

Total assets	$3,040,570	$3,094,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$50,000	$—
Accounts payable	97,980	96,799
Accrued employee compensation	44,956	101,192
Deferred revenue and customer advances	282,342	227,561
Current operating lease liabilities	25,199	27,906
Accrued income taxes	104,982	61,278
Accrued warranty	10,156	10,718
Other current liabilities	130,948	155,054

Total current liabilities	746,563	680,508
Long-term liabilities:
Long-term debt	1,434,374	1,513,870
Long-term portion of retirement benefits	51,675	64,027
Long-term income tax liabilities	247,950	319,547
Long-term operating lease liabilities	60,579	59,623
Other long-term liabilities	107,305	89,803

Total long-term liabilities	1,901,883	2,046,870

Total liabilities	2,648,446	2,727,378
Commitments and contingencies (Notes 6, 7, 8 and 1 2 )
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 2, 2022 and December 31, 2021	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,348 and 162,084 shares issued, 59,988 and 60,728 shares outstanding at July 2, 2022 and December 31, 2021, respectively	1,623	1,621
Additional paid-in capital	2,166,221	2,114,880
Retained earnings	8,125,527	7,800,832
Treasury stock, at cost, 102,360 and 101,356 shares at July 2, 2022 and December 31, 2021, respectively	(9,759,858)	(9,437,914)
Accumulated other comprehensive loss	(141,389)	(111,865)

Total stockholders’ equity	392,124	367,554

Total liabilities and stockholders’ equity	$3,040,570	$3,094,932

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021

	(In thousands, except per share data)

Revenues:
Product sales	$469,630	$440,955
Service sales	244,689	240,692

Total net sales	714,319	681,647
Costs and operating expenses:
Cost of product sales	202,356	176,745
Cost of service sales	104,850	103,509
Selling and administrative expenses	161,877	158,213
Research and development expenses	44,006	44,949
Purchased intangibles amortization	1,598	1,809

Total costs and operating expenses	514,687	485,225

Operating income	199,632	196,422
Other income, net	1,535	9,321
Interest expense	(11,419)	(12,027)
Interest income	2,526	3,698

Income before income taxes	192,274	197,414
Provision for income taxes	27,410	30,122

Net income	$164,864	$167,292

Net income per basic common share	$2.74	$2.71
Weighted-average number of basic common shares	60,206	61,685
Net income per diluted common share	$2.72	$2.69
Weighted-average number of diluted common shares and equivalents	60,510	62,157
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021

	(In thousands, except per share data)

Revenues:
Product sales	$920,470	$822,977
Service sales	484,421	467,215

Total net sales	1,404,891	1,290,192
Costs and operating expenses:
Cost of product sales	393,966	335,621
Cost of service sales	198,925	198,780
Selling and administrative expenses	319,352	301,409
Research and development expenses	84,478	83,041
Purchased intangibles amortization	3,271	3,649
Acquired in-process research and development	9,797	—

Total costs and operating expenses	1,009,789	922,500

Operating income	395,102	367,692
Other income, net	1,705	18,680
Interest expense	(22,478)	(22,973)
Interest income	4,640	7,799

Income before income taxes	378,969	371,198
Provision for income taxes	54,274	55,779

Net income	$324,695	$315,419

Net income per basic common share	$5.38	$5.09
Weighted-average number of basic common shares	60,399	61,979
Net income per diluted common share	$5.35	$5.05
Weighted-average number of diluted common shares and equivalents	60,744	62,435
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(In thousands)		(In thousands)

Net income	$164,864	$167,292	$324,695	$315,419
Other comprehensive (loss) income:
Foreign currency translation	(24,307)	(9)	(30,476)	5,816
Unrealized gains (losses) on investments before income taxes	11	(5)	26	(15)
Income tax expense	(2)	—	(6)	—

Unrealized gains (losses) on investments, net of tax	9	(5)	20	(15)
Retirement liability adjustment before reclassifications	720	(260)	988	794
Amounts reclassified to other income, net	120	218	247	434

Retirement liability adjustment before income taxes	840	(42)	1,235	1,228
Income tax (expense) benefit	(206)	83	(303)	(265)

Retirement liability adjustment, net of tax	634	41	932	963
Other comprehensive (loss) income	(23,664)	27	(29,524)	6,764

Comprehensive income	$141,200	$167,319	$295,171	$322,183

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021

	(In thousands)
Cash flows from operating activities:
Net income	$324,695	$315,419
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20,722	15,596
Deferred income taxes	(12,523)	6,107
Depreciation	36,956	34,891
Amortization of intangibles	29,935	29,852
Acquired in-process research and development and other non-cash items	7,903	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(57,377)	18,985
Increase in inventories	(65,070)	(50,873)
Increase in other current assets	(9,199)	(10,600)
Increase in other assets	4,658	(9,263)
Increase (decrease) in accounts payable and other current liabilities	(32,197)	(35,328)
Increase in deferred revenue and customer advances	70,027	91,631
Decrease in other liabilities	(63,667)	(44,973)

Net cash provided by operating activities	254,863	361,444
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(74,746)	(76,889)
Proceeds from sale of equity investment, net	5,646	—
Payments for intellectual property licenses	(4,897)	(7,000)
Purchases of investments	(10,959)	(215,140)
Maturities and sales of investments	77,553	17,923

Net cash used investing activitie s	(7,403)	(281,106)
Cash flows from financing activities:
Proceeds from debt issuances	105,000	500,000
Payments on debt	(135,000)	(250,000)
Payments of debt issuance costs	—	(3,637)
Proceeds from stock plans	30,914	45,036
Purchases of treasury shares	(321,944)	(341,507)
Proceeds from derivative contracts	10,849	1,917

Net cash used in financing activities	(310,181)	(48,191)
Effect of exchange rate changes on cash and cash equivalents	(19,616)	(8,786)

(Decrease) increase in cash and cash equivalents	(82,337)	23,361
Cash and cash equivalents at beginning of period	501,234	436,695

Cash and cash equivalents at end of period	$418,897	$460,056

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance April 3, 2021	161,859	$1,619	$2,054,076	$7,256,116	$(8,969,643)	$(111,206)	$230,962
Net income	—	—	—	167,292	—	—	167,292
Other comprehensive income	—	—	—	—	—	27	27
Issuance of common stock for employees:
Employee Stock Purchase Plan	22	—	5,156	—	—	—	5,156
Stock options exercised	135	1	23,584	—	—	—	23,585
Treasury stock	—	—	—	—	(165,985)	—	(165,985)
Stock-based compensation	1	—	7,236	—	—	—	7,236

Balance July 3, 2021	162,017	$1,620	$2,090,052	$7,423,408	$(9,135,628)	$(111,179)	$268,273

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance April 2, 2022	162,252	$1,623	$2,138,426	$7,960,663	$(9,608,050)	$(117,725)	$374,937
Net income	—	—	—	164,864	—	—	164,864
Other comprehensive loss	—	—	—	—	—	(23,664)	(23,664)
Issuance of common stock for employees:
Employee Stock Purchase Plan	11	—	3,559	—	—	—	3,559
Stock options exercised	81	—	14,523	—	—	—	14,523
Treasury stock	—	—	—	—	(151,808)	—	(151,808)
Stock-based compensation	4	—	9,713	—	—	—	9,713

Balance July 2, 2022	162,348	$1,623	$2,166,221	$8,125,527	$(9,759,858)	$(141,389)	$392,124

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2020	161,666	$1,617	$2,029,465	$7,107,989	$(8,788,984)	$(117,943)	$232,144
Net income	—	—	—	315,419	—	—	315,419
Other comprehensive income	—	—	—	—	—	6,764	6,764
Issuance of common stock for employees:
Employee Stock Purchase Plan	32	—	7,011	—	—	—	7,011
Stock options exercised	230	2	38,713	—	—	—	38,715
Treasury stock	—	—	—	—	(346,644)	—	(346,644)
Stock-based compensation	89	1	14,863	—	—	—	14,864

Balance July 3, 2021	162,017	$1,620	$2,090,052	$7,423,408	$(9,135,628)	$(111,179)	$268,273

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2021	162,084	$1,621	$2,114,880	$7,800,832	$(9,437,914)	$(111,865)	$367,554
Net income	—	—	—	324,695	—	—	324,695
Other comprehensive loss	—	—	—	—	—	(29,524)	(29,524)
Issuance of common stock for employees:
Employee Stock Purchase Plan	19	—	5,886	—	—	—	5,886
Stock options exercised	150	1	25,614	—	—	—	25,615
Treasury stock	—	—	—	—	(321,944)	—	(321,944)
Stock-based compensation	95	1	19,841	—	—	—	19,842

Balance July 2, 2022	162,348	$1,623	$2,166,221	$8,125,527	$(9,759,858)	$(141,389)	$392,124

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1 Basis of Presentation and Summary of Significant Accounting Policies
Waters Corporation (the “Company,” “we,” “our,” or “us”) is a specialty measurement company that operates with a fundamental underlying purpose to advance the science that enables our customers to enhance human health and well-being. The Company has pioneered analytical workflow solutions involving liquid chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences for more than 60 years. The Company primarily designs, manufactures, sells and services high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC
TM
” and, together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together
(“LC-MS”)
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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2022 and 2021 ended on July 2, 2022 and July 3, 2021, respectively.
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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 2, 2022 and December 31, 2021, $399 million out of $420 million and $440 million out of $569 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $270 million out of $420 million and $298 million out of $569 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at July 2, 2022 and December 31, 2021, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s allowance for credit losses for the six months ended July 2, 2022 and July 3, 2021 (in thousands):

	Balance at Beginning			Balance at End of
	of Period	Additions	Deductions	Period

Allowance for Credit Losses
July 2, 2022	$13,228	$3,690	$(3,571)	$13,347
July 3, 2021	$14,381	$3,042	$(2,625)	$14,798
Other Investments
During the six months ended July 2, 2022, the Company sold an equity investment for $7 million in cash and recorded a gain on the sale of approximately $4 million in other income, net on the statement of operations. The Company also recorded an other-than-temporary
 impairment loss on an equity method investment still held at the reporting date of approximately $4 million within other income, net on the statement of operations as the company entered into a sale process and we adjusted the carrying value of our investment based on our portion of the total proceeds we expect to receive.
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
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of July 2, 2022 and December 31, 2021. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at July 2, 2022 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	July 2,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
Time deposits	897	—	897	—
Waters 401(k) Restoration Plan assets	26,560	26,560	—	—
Foreign currency exchange contracts	76	—	76	—
Interest rate cross-currency swap agreements	31,173	—	31,173	—

Total	$58,706	$26,560	$32,146	$—

Liabilities:
Contingent consideration	$1,428	$—	$—	$1,428
Foreign currency exchange contracts	322	—	322	—
Interest rate cross-currency swap agreements	58	—	58	—

Total	$1,808	$—	$380	$1,428

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury securities	$13,917	$—	$13,917	—
Corporate debt securities	39,121	—	39,121	—
Time deposits	19,030	—	19,030	$—
Waters 401(k) Restoration Plan assets	38,729	38,729	—	—
Foreign currency exchange contracts	504	—	504	—

Total	$111,301	$38,729	$72,572	$—

Liabilities:
Contingent consideration	$1,347	$—	$—	$1,347
Foreign currency exchange contracts	195	—	195	—
Interest rate cross-currency swap agreements	5,363	—	5,363	—

Total	$6,905	$—	$5,558	$1,347

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
The fair value of future contingent consideration payments related to the December 2020 acquisition of ISS was estimated to be $1 million at both July 2, 2022 and December 31, 2021.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value of Other Financial Instruments

The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both July 2, 2022 and December 31, 2021. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.2 billion and $1.3 billion at July 2, 2022 and December 31, 2021, respectively, using Level 2 inputs.
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
Interest Rate Cross-Currency Swap Agreements
As of July 2, 2022, the Company had three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	July 2, 2022		December 31, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$17,000	$76	$55,309	$504
Other current liabilities	$42,640	$322	$9,000	$195
Interest rate cross-currency swap agreements:
Other assets	$520,000	$31,173	$—	$—
Other liabilities	40,000	58	230,000	5,363
Accumulated other comprehensive income (loss)		$26,761		$(15,944)
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements (in thousands):

	Financial	Three Months Ended		Six Months Ended
	Statement	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	Classification

Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(1,292)	$(213)	$(2,791)	$1,455
Unrealized losses on open contracts	Cost of sales	(66)	(569)	(555)	(1,323)

Cumulative net pre-tax (losses) gains	Cost of sales	$(1,358)	$(782)	$(3,346)	$132

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,077	$3,373	$3,852	$7,200
Unrealized gains (losses) on open contracts	Other comprehensive income	$30,516	$(4,229)	$42,704	$17,015

Stockholders’ Equity
In
 January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This program replaced the remaining amounts available from the pre-existing
program. During the six months ended July 2, 2022 and July 3, 2021, the Company repurchased 1.0 million and 1.2 million shares of the Company’s outstanding common stock at a cost of $312 million and $339 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $10 million and $8 million of common stock related to the vesting of restricted stock units during the six months ended July 2, 2022 and July 3, 2021, respectively. As of July 2, 2022, the Company had repurchased an aggregate of 14.1 million shares at a cost of $3.4 billion under the January 2019 repurchase program and had a total of $0.6 billion authorized for future repurchases. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended July 2, 2022 and July 3, 2021 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
July 2, 2022	$10,718	$4,084	$(4,646)	$10,156
July 3, 2021	$10,950	$4,719	$(4,859)	$10,810
Other Items
During the six months ended July 2, 2022, the Company completed an asset acquisition in which the charge detection mass spectrometry technology (“CDMS technology”) assets of Megadalton Solutions, Inc. (“Megadalton”) were acquired for approximately $10 million in total purchase price, of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029. This CDMS technology makes it possible to analyze extremely large proteins and protein complexes used in cell and gene therapies that would otherwise be difficult to analyze with conventional mass spectrometry. Once this technology is further developed, it will extend the capabilities of our mass spectrometry portfolio for a broader set of applications and as such the cost of this technology asset has been accounted for as Acquired
In-Process
Research and Development and expensed in costs and operating expenses in the statement of operations.
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the six months ended July 2, 2022 and July 3, 2021 (in thousands):

	July 2, 2022	July 3, 2021
Balance at the beginning of the period	$273,598	$239,759
Recognition of revenue included in balance at beginning of the period	(173,606)	(159,393)
Revenue deferred during the period, net of revenue recognized	240,928	251,065

Balance at the end of the period	$340,920	$331,431

The Company classified $60 million and $46 million of deferred revenue and customer advances in other long-term liabilities at July 2, 2022 and December 31, 2021, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

July 2, 2022
Deferred revenue and customer advances expected to be recognized in:
One year or less	$282,342
13-24 months	36,568
25 months and beyond	22,010

Total	$340,920

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

3 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	July 2, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Time deposits	897	—	—	897

Total	$897	$—	$—	$897

Amounts included in:
Investments	897	—	—	897

Total	$897	$—	$—	$897

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U.S. Treasury securities	$13,929	$—	$(12)	$13,917
Corporate debt securities	39,135	—	(14)	39,121
Time deposits	19,030	—	—	19,030

Total	$72,094	$—	$(26)	$72,068

Amounts included in:
Cash equivalents	$4,017	$—	$—	$4,017
Investments	68,077	—	(26)	68,051

Total	$72,094	$—	$(26)	$72,068

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	July 2, 2022	December 31, 2021
Due in one year or less	$897	$71,066
Due after one year through three years	—	1,002

Total	$897	$72,068

4 Inventories
Inventories are classified as follows (in thousands):

	July 2, 2022	December 31, 2021
Raw materials	$180,658	$165,240
Work in progress	24,285	19,726
Finished goods	204,979	171,129

Total inventories	$409,922	$356,095

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $428 million and $438 million at July 2, 2022 and December 31, 2021, respectively. The effect of foreign currency translation decreased goodwill by $10 million.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	July 2, 2022			December 31, 2021
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Capitalized software	$555,602	$411,492	5 years	$575,658	$420,862	5 years
Purchased intangibles	196,887	162,839	11 years	201,302	163,752	11 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	11,484	6,091	7 years	12,635	6,199	7 years
Patents and other intangibles	101,679	69,809	8 years	102,353	68,414	8 years

Total	$875,332	$650,231	7 years	$901,628	$659,227	7 years

The Company capitalized intangible assets in the amounts of $12 million and $19 mill
i
on in the three months ended July 2, 2022 and July 3, 2021, respectively, and $24 million and $27 million in the six months ended July 2, 2022 and July 3, 2021, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $50 million and $38 million, respectively, in the six months ended July 2, 2022 due to the effects of foreign currency translation. Amortization expense for intangible assets was $15 million for both the three months ended July 2, 2022 and July 3, 2021. Amortization expense for intangible assets was $30 million for both the six months ended July 2, 2022 and July 3, 2021. Amortization expense for intangible assets is estimated to be $62 million per year for each of the next five years.
6 Debt
The Company entered into a credit agreement in September 2021 (the “2021 Credit Agreement”) governing the Company’s five-year, $1.8 billion revolving facility (the “2021 Credit Facility”) that expires in September 2026. As of July 2, 2022 and December 31, 2021, the 2021 Credit Facility had a total of $180 million and $210 million outstanding, respectively.
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

As of both July 2, 2022 and December 31, 2021, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at July 2, 2022 and December 31, 2021 (in thousands):

	July 2, 2022	December 31, 2021
Senior unsecured notes - Series I - 3.13%, due May 2023	$50,000	$—

Total notes payable and debt, current	50,000	—
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	—	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Credit agreement	180,000	210,000
Unamortized debt issuance costs	(5,626)	(6,130)

Total long-term debt	1,434,374	1,513,870

Total debt	$1,484,374	$1,513,870

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of
 both
July 2, 2022 and December 31, 2021, the Company had a total amount available to borrow under the 2021 Credit Agreement of $1.6 billion, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.02% and 2.74% at July 2, 2022 and December 31, 2021, respectively. As of July 2, 2022, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $113 million and $121 million at July 2, 2022 and December 31, 2021, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of July 2, 2022 or December 31, 2021.
As of July 2, 2022, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.

7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of July 2, 2022. The Company had a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the six months ended July 2, 2022 and July 3, 2021 by $10 million and $9 million, respectively, and increased the Company’s net income per diluted share by $0.16 and $0.14, respectively.
The Company’s effective tax rate for the three months ended July 2, 2022 and July 3, 2021 was 14.3% and 15.3%, respectively. The decrease in the effective income tax rate can be attributed to the impact of quarter-specific adjustments and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective
tax rates.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s effective tax rate for the six months ended July 2, 2022 and July 3, 2021 was 14.3% and 15.0%, respectively. The effective tax rate for the six months ended July 2, 2022 includes a $5 million tax benefit related to stock-based compensation. This income tax benefit decreased the effective tax rate by 1.4 percentage points for the six months ended July 2, 2022. The effective tax rate for the six months ended July 3, 2021 includes a $4 million income tax benefit related to stock-based compensation. This income tax benefit decreased the effective tax rate by 1.1 percentage points for the six months ended July 3, 2021. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
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
The Company’s gross unrecognized tax benefits, excluding interest and penalties, for both the six months ended July 2, 2022 and July 3, 2021 were $29 million. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2016. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of July 2, 2022, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of $18 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
8 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of July 2, 2022 are immaterial for the years ended December 31, 2022 and thereafter. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $2 million.
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
In May 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of July 2, 2022, the 2020 Plan had 6.4 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of July 2, 2022, the Company had stock options, restricted stock, and restricted and performance stock unit awards outstanding under the 2020 Plan.
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
The consolidated statements of operations for the three and six months ended July 2, 2022 and July 3, 2021 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of sales	$915	$727	$1,942	$1,360
Selling and administrative expenses	7,264	5,274	15,433	11,694
Research and development expenses	1,610	1,290	3,347	2,542

Total stock-based compensation	$9,789	$7,291	$20,722	$15,596

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified
stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended July 2, 2022 and July 3, 2021 are as follows:

	Six Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	July 2, 2022	July 3, 2021
Options issued in thousands	127	159
Risk-free interest rate	1.9%	0.8%
Expected life in years	6	6
Expected volatility	30.9%	32.5%
Expected dividends	—	—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	July 2, 2022	July 3, 2021

Exercise price	$321.91	$280.92
Fair value	$107.76	$91.42
The following table summarizes stock option activity for the plans for the six months ended July 2, 2022 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted-Average Exercise Price per Share
Outstanding at December 31, 2021	691	$88.71	to	$371.64	$202.24
Granted	127	$314.98	to	$364.59	$321.91
Exercised	(150)	$88.71	to	$279.90	$170.44
Canceled	(18)	$203.37	to	$364.59	$250.27

Outstanding at July 2, 2022	650	$88.71	to	$371.64	$231.63

Restricted Stock
During the six months ended July 2, 2022, the Company granted three thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $364.59.

Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the six months ended July 2, 2022 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2021	245	$234.97
Granted	94	$323.65
Vested	(71)	$220.07
Forfeited	(16)	$256.66

Unvested at July 2, 2022	252	$270.87

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the six months ended July 2, 2022 and July 3, 2021 are as follows:

	Six Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	July 2, 2022	July 3, 2021

Performance stock units issued (in thousands)	40	41
Risk-free interest rate	1.6%	0.2%
Expected life in years	2.9	2.9
Expected volatility	25.4%	38.7%
Average volatility of peer companies	34.5%	34.7%
Correlation coefficient	43.0%	45.8%
Expected dividends	—	—

The following table summarizes the unvested performance stock unit award activity for the six months ended July 2, 2022 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2021	87	$285.73
Granted	40	$313.21
Vested	(24)	$308.71
Forfeited	10	$370.15

Unvested at July 2, 2022	113	$298.05

10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended July 2, 2022
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$164,864	60,206	$2.74
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	304	(0.02)

Net income per diluted common share	$164,864	60,510	$2.72

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended July 3, 2021
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$167,292	61,685	$2.71
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	472	(0.02)

Net income per diluted common share	$167,292	62,157	$2.69

	Six Months Ended July 2, 2022
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$324,695	60,399	$5.38
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	345	(0.03)

Net income per diluted common share	$324,695	60,744	$5.35

	Six Months Ended July 3, 2021
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$315,419	61,979	$5.09
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	456	(0.04)

Net income per diluted common share	$315,419	62,435	$5.05

For the three and six months ended July 2, 2022 and July 3, 2021, the Company had fewer than one million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the applicable period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
11 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(99,985)	$(11,860)	$(20)	$(111,865)
Other comprehensive (loss) income, net of tax	(30,476)	932	20	(29,524)

Balance at July 2, 2022	$(130,461)	$(10,928)	$—	$(141,389)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

12 Retirement Plans
The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other income, net in the consolidated statements of operations. The summary of the components of net periodic pension costs for the plans for the three and six months ended July 2, 2022 and July 3, 2021 is as follows (in thousands):

	Three Months Ended
	July 2, 2022		July 3, 2021
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Service cost	$226	$1,003	$232	$1,147
Interest cost	146	341	139	312
Expected return on plan assets	(269)	(496)	(255)	(464)
Net amortization:
Prior service credit	(5)	(32)	(4)	(39)
Net actuarial loss	—	157	—	261

Net periodic pension cost	$98	$973	$112	$1,217

	Six Months Ended
	July 2, 2022		July 3, 2021
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Service cost	$452	$2,085	$465	$2,307
Interest cost	291	707	278	627
Expected return on plan assets	(538)	(1,030)	(510)	(930)
Net amortization:
Prior service credit	(10)	(69)	(9)	(80)
Net actuarial loss	—	326	—	523

Net periodic pension cost	$195	$2,019	$224	$2,447

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three and six months ended July 2, 2022 and July 3, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Product net sales:
Waters instrument systems	$280,846	$261,363	$550,808	$477,435
Chemistry consumables	131,947	126,459	257,565	245,433
TA instrument systems	56,837	53,133	112,097	100,109

Total product sales	469,630	440,955	920,470	822,977
Service net sales:
Waters service	222,359	219,502	439,935	426,334
TA service	22,330	21,190	44,486	40,881

Total service sales	244,689	240,692	484,421	467,215

Total net sales	$714,319	$681,647	$1,404,891	$1,290,192

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and six months ended July 2, 2022 and July 3, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Sales:
Asia:
China	$138,740	$127,225	$259,772	$230,144
Japan	37,504	45,113	86,127	95,409
Asia Other	101,766	97,609	186,445	173,936

Total Asia	278,010	269,947	532,344	499,489
Americas:
United States	213,815	186,915	422,528	349,348
Americas Other	43,456	37,979	83,580	72,903

Total Americas	257,271	224,894	506,108	422,251
Europe	179,038	186,806	366,439	368,452

Total net sales	$714,319	$681,647	$1,404,891	$1,290,192

Net sales by customer class are as follows for the three and six months ended July 2, 2022 and July 3, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Pharmaceutical	$437,171	$416,705	$852,943	$776,853
Industrial	208,517	202,579	417,914	385,852
Academic and government	68,631	62,363	134,034	127,487

Total net sales	$714,319	$681,647	$1,404,891	$1,290,192

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three and six months ended July 2, 2022 and July 3, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales recognized at a point in time:
Instrument systems	$337,683	$314,496	$662,905	$577,544
Chemistry consumables	131,947	126,459	257,565	245,433
Service sales recognized at a point in time (time & materials)	91,571	88,832	177,350	168,119

Total net sales recognized at a point in time	561,201	529,787	1,097,820	991,096
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	153,118	151,860	307,071	299,096

Total net sales	$714,319	$681,647	$1,404,891	$1,290,192

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

2
7

Item 2:
 Management
’
s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
The Company has two operating segments: Waters
TM
and TA
TM
. Waters products and services primarily consist of high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC
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
The COVID-19 pandemic has not had a material impact on the Company’s manufacturing facilities or those of the third parties to whom it outsources certain manufacturing processes, the distribution centers where the inventory is managed or the operations of its logistics and other service providers.
In the second quarter of 2022, the Company successfully managed a significant delay in the receipt of certain materials and components from a supplier that was directly related to the COVID-19 pandemic lockdown in China. The Company cannot provide any assurances that any further disruptions in its logistics and supply chains will not have a significant impact on its future financial results and cashflows.
The Company has taken decisive and appropriate actions throughout the
COVID-19
pandemic and continues to take proactive measures to guard the health of its global employee base and the safety of all customer interactions. The Company has implemented rigorous protocols to promote a safe work environment in all of its locations that are operational around the world and continues to closely monitor and update its multi-phase process for the safe return of employees to their physical workplaces as social distancing, governmental requirements, including capacity limitations, and other protocols allow.
The vast majority of the markets the Company serves, most notably the pharmaceutical, biomedical research, materials sciences, food/environmental and clinical markets, have continued to operate at various levels, and the Company is working closely with these customers to facilitate their seamless operation.

Financial Overview
The Company’s operating results are as follows for the three and six months ended July 2, 2022 and July 3, 2021 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	July 2, 2022	July 3, 2021	% change	July 2, 2022	July 3, 2021	% change
Revenues:
Product sales	$469,630	$440,955	7%	$920,470	$822,977	12%
Service sales	244,689	240,692	2%	484,421	467,215	4%

Total net sales	714,319	681,647	5%	1,404,891	1,290,192	9%
Costs and operating expenses:
Cost of sales	307,206	280,254	10%	592,891	534,401	11%
Selling and administrative expenses	161,877	158,213	2%	319,352	301,409	6%
Research and development expenses	44,006	44,949	(2%)	84,478	83,041	2%
Purchased intangibles amortization	1,598	1,809	(12%)	3,271	3,649	(10%)
Acquired in-process research and development (Note 1)	—	—	—	9,797	—	—

Operating income	199,632	196,422	2%	395,102	367,692	7%
Operating income as a % of sales	27.9%	28.8%		28.1%	28.5%
Other income, net	1,535	9,321	(84%)	1,705	18,680	(91%)
Interest expense, net	(8,893)	(8,329)	7%	(17,838)	(15,174)	18%

Income before income taxes	192,274	197,414	(3%)	378,969	371,198	2%
Provision for income taxes	27,410	30,122	(9%)	54,274	55,779	(3%)

Net income	$164,864	$167,292	(1%)	$324,695	$315,419	3%

Net income per diluted common share	$2.72	$2.69	1%	$5.35	$5.05	6%

				** Percentage not meaningful
The Company’s net sales increased 5% and 9% in the second quarter and first half of 2022, respectively, as compared to the second quarter and first half of 2021. The sales growth in these periods was driven by strong customer demand across most major geographies, end markets, and product categories. Foreign currency translation decreased total sales growth by 5% in the second quarter and 4% in the first half of 2022 as the U.S. dollar strengthened significantly against all currencies in the world, which negatively impacted our sales and operating profits. In addition, the Company’s first half of 2022 included one less calendar day than the first half of 2021.
Instrument system sales increased 7% and 15% for the second quarter and first half of 2022, respectively, due to the broad-based increase in customer demand across all existing and newly introduced LC,
LC-MS
and Thermal Analysis instrument system sales. Foreign currency translation decreased instrument system sales growth by 5% and 4% in the second quarter and first half of 2022, respectively. Recurring revenues (combined sales of precision chemistry consumables and services) increased 3% and 4% for the second quarter and first half of 2022, respectively, with foreign currency translation decreasing sales growth by 5% for both the second quarter and the first half of the year.
Operating income increased 2% and 7% for the second quarter and first half of 2022, respectively. These increases were primarily a result of the increase in sales volumes and price increases being partially offset by an increase in electronic component and freight inflationary costs and the negative impact of foreign currency translation.
The Company generated $255 million and $361 million of net cash flows from operations in the first half of 2022 and 2021, respectively. This decrease in operating cash flow can primarily be attributed to the delay in the timing of shipments in the second quarter caused a delay in the receipt of certain materials and components from a supplier that was directly related to the COVID-19 pandemic lockdown in China, as well as an increase in inventory levels due to the higher sales volumes, higher material inflation cost and the build-up
of safety stock in an attempt to mitigate future supply chain issues. Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $75 million and $77 million in the first half of 2022 and 2021, respectively.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. During the first half of 2022 and 2021, the Company repurchased $312 million and $339 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.
Results of Operations
Sales by Geography
Geographic sales information is presented below for the three and six months ended July 2, 2022 and July 3, 2021 (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 2, 2022	July 3, 2021	% change	July 2, 2022	July 3, 2021	% change
Net Sales:
Asia:
China	$138,740	$127,225	9%	$259,772	$230,144	13%
Japan	37,504	45,113	(17%)	86,127	95,409	(10%)
Asia Other	101,766	97,609	4%	186,445	173,936	7%

Total Asia	278,010	269,947	3%	532,344	499,489	7%
Americas:
United States	213,815	186,915	14%	422,528	349,348	21%
Americas Other	43,456	37,979	14%	83,580	72,903	15%

Total Americas	257,271	224,894	14%	506,108	422,251	20%
Europe	179,038	186,806	(4%)	366,439	368,452	(1%)

Total net sales	$714,319	$681,647	5%	$1,404,891	$1,290,192	9%

Geographically, the Company’s sales growth in the second quarter and first half of 2022 was broad-based across most major regions. Foreign currency translation decreased total sales growth by 5% in the second quarter and 4% in the first half of 2022 as the U.S. dollar strengthened significantly against all currencies in the world. The geographies that were the most negatively impacted by the strengthening of the U.S. dollar were Europe and Japan. The Company’s sales in these geographies typically represent over 30% of our sales in a period, and the weakening of the Euro and Japanese Yen lowered sales growth in Europe and Japan by 11% and 16% for the second quarter, respectively, and 9% and 13% for the first half, respectively.
During the second quarter of 2022, sales increased 3% in Asia and 14% in the Americas, but decreased 4% in Europe, with the effect of foreign currency translation decreasing sales growth in Asia by 6% and in Europe by 11%. During the first half of 2022, sales increased 7% in Asia, 20% in the Americas, and decreased 1% in Europe, with the effect of foreign currency translation decreasing sales growth by 4% in Asia, and 9% in Europe. China sales increased 9% and 13% in the second quarter and first half of 2022, respectively, driven by strong customer demand for our products and services. The latest COVID-19 pandemic lockdown in China has made it difficult to conduct normal business operations in 2022 and may have a negative impact on the Company’s future sales growth if future lockdowns were to occur for a prolonged period. Sales increased 14% and 21% in the U.S. and 12% and 15% in India, respectively in the quarter and for the first half of 2022, while sales decreased by 17% and 10% in Japan due to foreign currency translation, which decreased sales growth by 16% and 13% in Japan, respectively in the second quarter and for the first half of 2022.

Sales by Trade Class
Net sales by customer class are presented below for the three and six months ended July 2, 2022 and July 3, 2021 (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Pharmaceutical	$437,171	$416,705	$852,943	$776,853
Industrial	208,517	202,579	417,914	385,852
Academic and government	68,631	62,363	134,034	127,487

Total net sales	$714,319	$681,647	$1,404,891	$1,290,192

During the second quarter of 2022, sales to pharmaceutical customers increased 5%, driven by growth in most major regions, including 14% in China, 4% in India, and 12% in the Americas on strong customer demand. Foreign currency translation decreased pharmaceutical sales growth by 5% in the second quarter of 2022. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 3%, with foreign currency translation decreasing sales growth by 5% in the quarter. During the second quarter of 2022, combined sales to academic and government customers increased 10%, with foreign currency translation decreasing academic and government sales growth by 6%. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.
During the first half of 2022, sales to pharmaceutical customers increased 10%, driven by growth in all regions on strong customer demand. Foreign currency translation decreased pharmaceutical sales growth by 4%. Combined sales to industrial customers increased 8%, with the effect of foreign currency translation decreasing sales growth by 4%. During the first half of 2022, combined sales to academic and government customers increased 5%, with foreign currency translation decreasing sales growth by 5%.
Waters Products and Services Net Sales
Net sales for Waters products and services were as follows for the three and six months ended July 2, 2022 and July 3, 2021 (dollars in thousands):

	Three Months Ended
	July 2, 2022	% of Total	July 3, 2021	% of Total	% change
Waters instrument systems	$280,846	44%	$261,363	43%	7%
Chemistry consumables	131,947	21%	126,459	21%	4%

Total Waters product sales	412,793	65%	387,822	64%	6%
Waters service	222,359	35%	219,502	36%	1%

Total Waters net sales	$635,152	100%	$607,324	100%	5%

	Six Months Ended
	July 2, 2022	% of Total	July 3, 2021	% of Total	% change

Waters instrument systems	$550,808	44%	$477,435	42%	15%
Chemistry consumables	257,565	21%	245,433	21%	5%

Total Waters product sales	808,373	65%	722,868	63%	12%
Waters service	439,935	35%	426,334	37%	3%

Total Waters net sales	$1,248,308	100%	$1,149,202	100%	9%

Waters products and service sales increased 5% and 9% in the second quarter and first half of 2022, respectively, with the effect of foreign currency translation decreasing Waters sales growth by 5% and 4% in the second quarter and first half of 2022, respectively. Waters instrument systems grew 7% and 15% for the second quarter and first half of 2022, respectively, with foreign currency translation lowering sales growth by 5% and 4% for the second quarter and first half of 2022, respectively. The increase in the Waters instrument system sales can be attributed to the strong customer demand for our existing products as well as our newer Arc
TM
HPLC and ACQUITY
TM
Premier product introductions. The increase in Waters chemistry consumables sales was primarily due to the strong demand in the U.S., Europe, China and India, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Waters service sales increased due to higher service demand billing, particularly in India and the United States. Waters recurring revenues were also negatively impacted by one less calendar day in the first half of the year.
In the second quarter of 2022, Waters sales increased 16% in the Americas and 2% in Asia, with sales in China increasing 8%, while sales in Europe and Japan decreased by 4% and 17%, respectively. Foreign currency translation decreased Waters sales growth by 10% in Europe and 15% in Japan.
In the first half of 2022, Waters sales decreased 1% in Europe, and sales increased 22% in the Americas and 5% in Asia, with sales in China increasing 11%. Foreign currency translation decreased Waters sales growth by 8% in Europe and 4% in Asia.
TA Product and Services Net Sales
Net sales for TA products and services were as follows for the three and six months ended July 2, 2022 and July 3, 2021 (dollars in thousands):

	Three Months Ended
	July 2, 2022	% of Total	July 3, 2021	% of Total	% change

TA instrument systems	$56,837	72%	$53,133	71%	7%
TA service	22,330	28%	21,190	29%	5%

Total TA net sales	$79,167	100%	$74,323	100%	7%

	Six Months Ended
	July 2, 2022	% of Total	July 3, 2021	% of Total	% change

TA instrument systems	$112,097	72%	$100,109	71%	12%
TA service	44,486	28%	40,881	29%	9%

Total TA net sales	$156,583	100%	$140,990	100%	11%

TA instrument system and service sales growth in the second quarter and first half of 2022 was broad-based across most major geographies increasing 7% and 11%, respectively, and was primarily driven by strong customer demand for our thermal analysis instruments and services. The increase in TA service sales was primarily due to the sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s sales growth by 5% and 4% in the second quarter and first half of 2022, respectively.
Cost of Sales
Cost of sales increased 10% and 11% for the second quarter and first half of 2022, respectively. The increase in cost of sales in these periods is primarily due to the increase in sales volume as well as an increase in electronic component and freight inflationary costs. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to significantly decrease gross profit for the remainder of 2022.
Selling and Administrative Expenses
Selling and administrative expenses increased 2% and 6% for the second quarter and first half of 2022, respectively. The increase in selling and administrative expenses in these periods can be attributed to the salary merit and additional compensation due to an increase in the number of employees. In addition, the effect of foreign currency translation decreased selling and administrative expenses by 4% and 3% for the second quarter and first half of 2022, respectively.

As a percentage of net sales, selling and administrative expenses were 22.7% for both the second quarter and first half of 2022 and 23.2% and 23.4% for the second quarter and first half of 2021, respectively.
Research and Development Expenses
Research and development expenses decreased 2% in the second quarter of 2022, while increasing by 2% in the first half of 2022. The impact of foreign currency exchange decreased expenses by 3% in the second quarter of 2022 and 2% in the first half of 2022.
Acquired
In-Process
Research & Development
During the first half of 2022, the Company completed an asset acquisition in which the CDMS technology assets of Megadalton were acquired for approximately $10 million in total purchase price of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029. This CDMS technology makes it possible to analyze extremely large proteins and protein complexes used in cell and gene therapies that would otherwise be difficult to analyze with conventional mass spectrometry. Once this technology is further developed, we anticipate that it will extend the capabilities of our mass spectrometry portfolio for a broader set of applications and as such the cost of this technology asset has been accounted for as Acquired
In-Process
Research and Development and expensed as part of costs and operating expenses in the statement of operations.
Other Income, net
During the first half of 2022, the Company sold an equity investment for $7 million in cash and recorded a gain on sale of approximately $4 million in other income, net on the statement of operations. The Company also recorded an other than temporary impairment loss on an equity method investment still held at the reporting date of approximately $4 million within other income, net on the statement of operations as the company entered into a sale process and we adjusted the carrying value of our investment based on our portion of the total proceeds we expect to receive.
During the first half of 2021, the Company recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over.
Interest Expense, net
The net interest expense in the second quarter and first half of 2022 increased by approximately $1 million and $3 million, respectively, as compared to the same periods in the prior year. The increase in both periods can be primarily attributable to the lower interest income benefit from the lower notional amount of interest rate cross currency swap agreements.
Provision for Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of July 2, 2022. The Company had a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the first half of 2022 and 2021 by $10 million and $9 million, respectively, and increased the Company’s net income per diluted share by $0.16 and $0.14 for the first half of 2022 and 2021, respectively.
The Company’s effective tax rate for the second quarter of 2022 and 2021 was 14.3% and 15.3%, respectively. The decrease in the effective income tax rate can be attributed to the impact of quarter-specific adjustments, as discussed below, and differences in the proportionate amounts of pre-tax income
recognized in jurisdictions with different effective tax rates.

The Company’s effective tax rate for the first half of 2022 and 2021 was 14.3% and 15.0%, respectively. The effective tax rate for the first half of July 2, 2022 includes a $5 million tax benefit related to stock-based compensation. This income tax benefit decreased the effective tax rate by 1.4 percentage points for the first half of July 2, 2022. The effective tax rate for the first half of July 3, 2021 includes a $4 million income tax benefit related to stock-based compensation. This income tax benefit decreased the effective tax rate by 1.1 percentage points for the first half of July 3, 2021. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 2, 2022	July 3, 2021
Net income	$324,695	$315,419
Depreciation and amortization	66,891	64,743
Stock-based compensation	20,722	15,596
Deferred income taxes	(12,523)	6,107
Acquired in-process research and development and other non-cash items	7,903	—
Change in accounts receivable	(57,377)	18,985
Change in inventories	(65,070)	(50,873)
Change in accounts payable and other current liabilities	(32,197)	(35,328)
Change in deferred revenue and customer advances	70,027	91,631
Other changes	(68,208)	(64,836)

Net cash provided by operating activities	254,863	361,444
Net cash used in investing activities	(7,403)	(281,106)
Net cash used in financing activities	(310,181)	(48,191)
Effect of exchange rate changes on cash and cash equivalents	(19,616)	(8,786)

(Decrease) increase in cash and cash equivalents	$(82,337)	$23,361

Cash Flow from Operating Activities
Net cash provided by operating activities was $255 million and $361 million during the first half of 2022 and 2021, respectively. This decrease in operating cash flow was primarily a result of higher inventory levels due to higher sales volumes and higher incentive compensation payments in the first half of 2022 compared to the first half of 2021. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•
The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding increased to 81 days at July 2, 2022 as compared to 73 days at July 3, 2021. This increase is days sales outstanding is primarily due to delays in the timing of shipments to our customers from a supply chain issue caused by the
COVID-19
pandemic lockdowns in China.

•	The increase in inventory can be primarily attributed to higher material costs as well as an increase in safety stock levels to help mitigate any future supply chain issues.

•	The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.
Cash Flow from Investing Activities
Net cash used in investing activities totaled $7 million and $281 million in the first half of 2022 and 2021, respectively. Additions to fixed assets and capitalized software were $75 million and $77 million in the first half July 2, 2022 and July 3, 2021, respectively. The cash flows from investing activities in 2022 also included $17 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the United States. The Company has incurred costs of $215 million on this facility through the end of the first half of 2022 and anticipates spending approximately $30 million to complete this new state-of-the-art
facility in 2022.

During the first half of 2022 and 2021, the Company purchased $11 million and $215 million of investments, respectively, while $78 million and $18 million of investments matured, respectively, and were used for financing activities described below.
During the first half of 2022, the Company paid $5 million for the CDMS technology and intellectual property right asset from Megadalton, and the Company is required to make an additional $4 million of guaranteed payments at various dates in the future through 2029. The total purchase price of approximately $10 million was accounted for as Acquired
In-Process
Research and Development and expensed as part of costs and operating expenses in the statement of operations in the first half of 2022.
Cash Flow from Financing Activities
The Company entered into a credit agreement in September 2021 governing the Company’s five-year, $1.8 billion revolving facility that matures in September 2026. As of July 2, 2022, the Company had a total of $1.5 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $180 million borrowed under the 2021 Credit Agreement. During the first half of 2022 and 2021, the Company’s net debt borrowings decreased by $30 million and increased by $250 million, respectively.
As of July 2, 2022, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. As a result of entering into these agreements, the Company anticipates lowering net interest expense by approximately $7 million in 2022.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. During the first half of 2022 and 2021, the Company repurchased $312 million and $339 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $10 million and $8 million of common stock related to the vesting of restricted stock units during the first half of 2022 and 2021, respectively.
The Company received $31 million and $45 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first half 2022 and 2021, respectively.
The Company had cash, cash equivalents and investments of $420 million as of July 2, 2022. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $399 million held by foreign subsidiaries at July 2, 2022, of which $270 million was held in currencies other than U.S. dollars.
Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022. The Company reviewed its contractual obligations and commercial commitments as of July 2, 2022 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form
10-K.
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended July 2, 2022. The Company did not make any changes in those policies during the six months ended July 2, 2022.
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

•
Risks related to the effects of the
COVID-19
pandemic on our business, including: portions of our global workforce being unable to work fully and/or effectively due to working remotely, illness, quarantines, government actions, facility closures or other reasons related to the
COVID-19
pandemic, increased risks of cyber attacks resulting from our temporary remote working model, disruptions in our manufacturing capabilities or to our supply chain and distribution network, including the impact from the lockdown in China, volatility and uncertainty in global capital markets limiting our ability to access capital, customers being unable to make timely payment for purchases, volatility in demand for our products and current global economic, sovereign and political conditions and uncertainties regarding the effect of the
COVID-19
pandemic.

•
Foreign currency exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its
non-U.S.
operations, especially when a currency weakens against the U.S. dollar.

•
Current global economic, sovereign and political conditions and uncertainties; new or proposed tariffs or trade regulations or changes in the interpretation or enforcement of existing regulations; the United Kingdom’s exit from the European Union as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions; rising interest rates; changes in timing and demand for the Company’s products among the Company’s customers and various market sectors or geographies, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand for the Company’s products; and the Company’s ability to sustain and enhance service.

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
Item 3:
 Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of July 2, 2022, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 2, 2022 and December 31, 2021, $399 million out of $420 million and $440 million out of $569 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $270 million out of $420 million and $298 million out of $569 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at July 2, 2022 and December 31, 2021, respectively. As of July 2, 2022, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of July 2, 2022 would decrease by approximately $30 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
There have been no other material changes in the Company’s market risk during the first half July 2, 2022. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.
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
10-Q.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2022 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended July 2, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:
Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended July 2, 2022 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022. The Company reviewed its risk factors as of July 2, 2022 and determined that there were no material changes from the ones set forth in the Form
10-K.
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
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended July 2, 2022 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 3, 2022 to April 30, 2022	166	$302.44	166	$673,941
May 1, 2022 to May 28, 2022	156	$320.74	155	$624,106
May 29, 2022 to July 2, 2022	158	$326.65	158	$572,627

Total	480	$316.36	479	$572,627

(1)	The Company repurchased approximately one thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock during the three months ended July 2, 2022.
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
10-Q
for the quarter ended July 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

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
Date: August 4, 2022