Form 10-Q
period 2022-10-01
WATERS CORP /DE/
filed 2022-11-03
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file
s).    Yes
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
of the Act).
Yes  ☐    No
☒
Indicate the number of shares outstanding of the registrant’s common stock as of October 28, 2022: 59,407,575

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM
10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 1, 2022	December 31, 2021

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$443,637	$501,234
Investments	876	68,051
Accounts receivable, net	600,924	612,648
Inventories	442,236	356,095
Other current assets	87,912	90,914

Total current assets	1,575,585	1,628,942
Property, plant and equipment, net	547,386	547,913
Intangible assets, net	213,429	242,401
Goodwill	420,257	437,865
Operating lease assets	86,285	84,734
Other assets	227,111	153,077

Total assets	$3,070,053	$3,094,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$50,000	$—
Accounts payable	96,567	96,799
Accrued employee compensation	64,554	101,192
Deferred revenue and customer advances	248,884	227,561
Current operating lease liabilities	24,231	27,906
Accrued income taxes	116,819	61,278
Accrued warranty	10,661	10,718
Other current liabilities	120,254	155,054

Total current liabilities	731,970	680,508
Long-term liabilities:
Long-term debt	1,494,626	1,513,870
Long-term portion of retirement benefits	48,798	64,027
Long-term income tax liabilities	248,111	319,547
Long-term operating lease liabilities	61,470	59,623
Other long-term liabilities	99,842	89,803

Total long-term liabilities	1,952,847	2,046,870

Total liabilities	2,684,817	2,727,378
Commitments and contingencies (Notes 6, 7, 8 and 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, no ne issued at October 1, 2022 and December 31, 2021	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,379 and 162,084 shares issued, 59,534 and 60,728 shares outstanding at October 1, 2022 and December 31, 2021, respectively	1,624	1,621
Additional paid-in capital	2,181,558	2,114,880
Retained earnings	8,281,525	7,800,832
Treasury stock, at cost, 102,845 and 101,356 shares at October 1, 2022 and December 31, 2021, respectively	(9,915,081)	(9,437,914)
Accumulated other comprehensive loss	(164,390)	(111,865)

Total stockholders’ equity	385,236	367,554

Total liabilities and stockholders’ equity	$3,070,053	$3,094,932

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	October 1, 2022	October 2, 2021

	(In thousands, except per share data)
Revenues:
Product sales	$464,923	$419,133
Service sales	243,632	240,100

Total net sales	708,555	659,233
Costs and operating expenses:
Cost of product sales	199,918	171,364
Cost of service sales	107,183	99,764
Selling and administrative expenses	164,417	152,545
Research and development expenses	43,435	41,986
Purchased intangibles amortization	1,592	1,759

Total costs and operating expenses	516,545	467,418

Operating income	192,010	191,815
Other income (expense), net	895	(607)
Interest expense	(12,420)	(11,081)
Interest income	2,896	2,548

Income before income taxes	183,381	182,675
Provision for income taxes	27,383	21,490

Net income	$155,998	$161,185

Net income per basic common share	$2.61	$2.63
Weighted-average number of basic common shares	59,801	61,359
Net income per diluted common share	$2.60	$2.60
Weighted-average number of diluted common shares and equivalents	60,081	61,888
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021

	(In thousands, except per share data)
Revenues:
Product sales	$1,385,393	$1,242,110
Service sales	728,053	707,315

Total net sales	2,113,446	1,949,425
Costs and operating expenses:
Cost of product sales	593,884	506,985
Cost of service sales	306,108	298,544
Selling and administrative expenses	483,769	453,954
Research and development expenses	127,913	125,027
Purchased intangibles amortization	4,863	5,408
Acquired in-process research and development	9,797	—

Total costs and operating expenses	1,526,334	1,389,918

Operating income	587,112	559,507
Other income, net	2,600	18,073
Interest expense	(34,898)	(34,054)
Interest income	7,536	10,347

Income before income taxes	562,350	553,873
Provision for income taxes	81,657	77,269

Net income	$480,693	$476,604

Net income per basic common share	$7.98	$7.72
Weighted-average number of basic common shares	60,200	61,771
Net income per diluted common share	$7.94	$7.66
Weighted-average number of diluted common shares and equivalents	60,521	62,244
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(In thousands)		(In thousands)
Net income	$155,998	$161,185	$480,693	$476,604
Other comprehensive (loss) income:
Foreign currency translation	(23,779)	(4,560)	(54,255)	1,256
Unrealized gains on investments before income taxes	—	17	26	2
Income tax expense	—	—	(6)	—

Unrealized gains on investments, net of tax	—	17	20	2
Retirement liability adjustment before reclassifications	767	(103)	1,755	691
Amounts reclassified to other income, net	254	248	501	682

Retirement liability adjustment before income taxes	1,021	145	2,256	1,373
Income tax expense	(243)	(37)	(546)	(302)

Retirement liability adjustment, net of tax	778	108	1,710	1,071
Other comprehensive (loss) income	(23,001)	(4,435)	(52,525)	2,329

Comprehensive income	$132,997	$156,750	$428,168	$478,933

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021

	(In thousands)
Cash flows from operating activities:
Net income	$480,693	$476,604
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	30,929	21,949
Deferred income taxes	(20,836)	9,219
Depreciation	54,306	52,760
Amortization of intangibles	44,799	45,166
Acquired in-process research and development and other non-cash items	10,003	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(39,098)	23,472
Increase in inventories	(113,211)	(93,878)
Increase in other current assets	(6,861)	(9,123)
Increase in other assets	(3,881)	(6,116)
Decrease in accounts payable and other current liabilities	(4,952)	(4,768)
Increase in deferred revenue and customer advances	47,060	71,889
Decrease in other liabilities	(65,999)	(57,838)

Net cash provided by operating activities	412,952	529,336
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(113,737)	(116,614)
Proceeds from (investments in) equity investments, net	8,903	(867)
Payments for intellectual property licenses	(7,535)	(7,000)
Purchases of investments	(11,407)	(241,230)
Maturities and sales of investments	77,993	117,283

Net cash used in investing activities	(45,783)	(248,428)
Cash flows from financing activities:
Proceeds from debt issuances	165,000	510,000
Payments on debt	(135,000)	(250,000)
Payments of debt issuance costs	—	(8,537)
Proceeds from stock plans	36,136	55,000
Purchases of treasury shares	(477,167)	(492,695)
Proceeds from derivative contracts	12,844	2,325

Net cash used in financing activities	(398,187)	(183,907)
Effect of exchange rate changes on cash and cash equivalents	(26,579)	(8,994)

(Decrease) increase in cash and cash equivalents	(57,597)	88,007
Cash and cash equivalents at beginning of period	501,234	436,695

Cash and cash equivalents at end of period	$443,637	$524,702

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance July 3, 2021	162,017	$1,620	$2,090,052	$7,423,408	$(9,135,628)	$(111,179)	$268,273
Net income	—	—	—	161,185	—	—	161,185
Other comprehensive loss	—	—	—	—	—	(4,435)	(4,435)
Issuance of common stock for employees:
Employee Stock Purchase Plan	8	—	2,567	—	—	—	2,567
Stock options exercised	45	1	7,396	—	—	—	7,397
Treasury stock	—	—	—	—	(146,051)	—	(146,051)
Stock-based compensation	5	—	6,286	—	—	—	6,286

Balance October 2, 2021	162,075	$1,621	$2,106,301	$7,584,593	$(9,281,679)	$(115,614)	$295,222

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance July 2, 2022	162,348	$1,623	$2,166,221	$8,125,527	$(9,759,858)	$(141,389)	$392,124
Net income	—	—	—	155,998	—	—	155,998
Other comprehensive loss	—	—	—	—	—	(23,001)	(23,001)
Issuance of common stock for employees:
Employee Stock Purchase Plan	9	—	2,488	—	—	—	2,488
Stock options exercised	17	—	2,506	—	—	—	2,506
Treasury stock	—	—	—	—	(155,223)	—	(155,223)
Stock-based compensation	5	1	10,343	—	—	—	10,344

Balance October 1, 2022	162,379	$1,624	$2,181,558	$8,281,525	$(9,915,081)	$(164,390)	$385,236

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2020	161,666	$1,617	$2,029,465	$7,107,989	$(8,788,984)	$(117,943)	$232,144
Net income	—	—	—	476,604	—	—	476,604
Other comprehensive income	—	—	—	—	—	2,329	2,329
Issuance of common stock for employees:
Employee Stock Purchase Plan	40	—	9,578	—	—	—	9,578
Stock options exercised	275	3	46,109	—	—	—	46,112
Treasury stock	—	—	—	—	(492,695)	—	(492,695)
Stock-based compensation	94	1	21,149	—	—	—	21,150

Balance October 2, 2021	162,075	$1,621	$2,106,301	$7,584,593	$(9,281,679)	$(115,614)	$295,222

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2021	162,084	$1,621	$2,114,880	$7,800,832	$(9,437,914)	$(111,865)	$367,554
Net income	—	—	—	480,693	—	—	480,693
Other comprehensive loss	—	—	—	—	—	(52,525)	(52,525)
Issuance of common stock for employees:
Employee Stock Purchase Plan	28	—	8,374	—	—	—	8,374
Stock options exercised	167	2	28,121	—	—	—	28,123
Treasury stock	—	—	—	—	(477,167)	—	(477,167)
Stock-based compensation	100	1	30,183	—	—	—	30,184

Balance October 1, 2022	162,379	$1,624	$2,181,558	$8,281,525	$(9,915,081)	$(164,390)	$385,236

The accompanying notes are an i
ntegral
part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1 Basis of Presentation and Summary of Significant Accounting P
olicies
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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2022 and 2021 ended on October 1, 2022 and October 2, 2021, respectively.
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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of October 1, 2022 and December 31, 2021, $409 million out of $445 million and $440 million out of $569 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $270 million out of $445 million and $298 million out of $569 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at October 1, 2022 and December 31, 2021, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s allowance for credit losses for the nine months ended October 1, 2022 and October 2, 2021 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Credit Losses
October 1, 2022	$13,228	$4,980	$(4,973)	$13,235
October 2, 2021	$14,381	$3,388	$(4,107)	$13,662
Other Investments
During the nine months ended October 1, 2022, the Company sold equity investments for $10 million in cash and recorded gains on the sales of approximately $7 million in other income, net on the statement of operations. The Company also incurred $6 million in losses on equity investments recorded within other income, net on the statement of operations.
During the nine months ended October 2, 2021, the Company recorded an unrealized gain on an equity security still held at the reporting date of approximately $10 million within other income, net on the statement of operations. This unrealized gain was recorded as an upward price adjustment to the carrying value of the investment due to an observable price change of a similar security.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of October 1, 2022 and December 31, 2021. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at October 1, 2022 (in thousands):

	Total at October 1, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	876	—	876	—
Waters 401(k) Restoration Plan assets	24,099	24,099	—	—
Foreign currency exchange contracts	278	—	278	—
Interest rate cross-currency swap agreements	62,223	—	62,223	—

Total	$87,476	$24,099	$63,377	$—

Liabilities:
Contingent consideration	$1,469	$—	$—	$1,469
Foreign currency exchange contracts	63	—	63	—

Total	$1,532	$—	$63	$1,469

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 (in thousands):

	Total at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$13,917	$—	$13,917	$—
Corporate debt securities	39,121	—	39,121	—
Time deposits	19,030	—	19,030	—
Waters 401(k) Restoration Plan assets	38,729	38,729	—	—
Foreign currency exchange contracts	504	—	504	—

Total	$111,301	$38,729	$72,572	$—

Liabilities:
Contingent consideration	$1,347	$—	$—	$1,347
Foreign currency exchange contracts	195	—	195	—
Interest rate cross-currency swap agreements	5,363	—	5,363	—

Total	$6,905	$—	$5,558	$1,347

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
The fair value of future contingent consideration payments related to the December 2020 acquisition of ISS was estimated to be $1 million at both October 1, 2022 and December 31, 2021.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both October 1, 2022 and December 31, 2021. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.1 billion and $1.3 billion at October 1, 2022 and December 31, 2021, respectively, using Level 2 inputs.
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
The Company’s principal strategies in managing exposures to changes in foreign currency exchange rates are to (1) naturally hedge the foreign-currency-denominated liabilities on the Company’s balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in foreign currency exchange rates are typically offset by corresponding changes in assets and (2) mitigate foreign exchange risk exposure of international operations by hedging the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated and
Yen-denominated
net asset investments. The Company presents the derivative transactions in financing activities in the statement of cash flows.
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
Interest Rate Cross-Currency Swap Agreements
As of October 1, 2022, the Company had three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $585 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated and
Yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	October 1, 2022		December 31, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$42,690	$278	$55,309	$504
Other current liabilities	$17,000	$63	$9,000	$195
Interest rate cross-currency swap agreements:
Other assets	$585,000	$62,223	$—	$—
Other liabilities	—	—	230,000	5,363
Accumulated other comprehensive income (loss)		$57,869		$(15,944)
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements (in thousands):

	Financial Statement Classification	Three Months Ended		Nine Months Ended
		October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(3,811)	$(774)	$(6,603)	$681
Unrealized gains (losses) on open contracts	Cost of sales	461	(933)	(93)	(2,256)

Cumulative net pre-tax losses	Cost of sales	$(3,350)	$(1,707)	$(6,696)	$(1,575)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,362	$2,305	$6,214	$9,505
Unrealized gains on open contracts	Other comprehensive income	$31,108	$7,762	$73,812	$24,777
Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This program replaced the remaining amounts available from the pre-existing
program. In Dec
e
mber 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. During both the nine months ended October 1, 2022 and October 2, 2021, the Company repurchased 1.5 million shares of the Company’s outstanding common stock at a cost of $467 million and $484 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $11 million and $9 million of common stock related to the vesting of restricted stock units during the nine months ended October 1, 2022 and October 2, 2021, respectively. As of October 1, 2022, the Company had repurchased an aggregate of 14.6 million shares at a cost of $3.6 billion under the January 2019 repurchase program and had a total of $418 million authorized for future repurchase
s.
Product Warr
a
nty Cost
s
The Compan
y accrues estimated product warranty costs at the time of sale, which are included in cost of sales in the consolidated statements of operations. While the Company en
g
ages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The amount of the accrued warranty liability is based on historical information, such as past experience, product failure rates, number of units repaired and estimated costs of material and labor. The liability is reviewed for reasonableness at least quarterly.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended October 1, 2022 and October 2, 2021 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
October 1, 2022	$10,718	$6,606	$(6,663)	$10,661
October 2, 2021	$10,950	$6,537	$(6,991)	$10,496
Other Items
During the nine months ended October 1, 2022, the Company completed an asset acquisition in which the charge detection mass spectrometry technology (“CDMS technology”) assets of Megadalton Solutions, Inc. (“Megadalton”) were acquired for approximately $10 million in total purchase price, of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029. This CDMS technology makes it possible to analyze extremely large proteins and protein complexes used in cell and gene therapies that would otherwise be difficult to analyze with conventional mass spectrometry. Once this technology is further developed, it will extend the capabilities of our mass spectrometry portfolio for a broader set of applications and as such the cost of this technology asset has been accounted for as Acquired
In-Process
Research and Development and expensed in costs and operating expenses in the statement of operations.
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the nine months ended October 1, 2022 and October 2, 2021 (in thousands):

	October 1, 2022	October 2, 2021
Balance at the beginning of the period	$273,598	$239,759
Recognition of revenue included in balance at beginning of the period	(213,527)	(197,279)
Revenue deferred during the period, net of revenue recognized	243,853	264,184

Balance at the end of the period	$303,924	$306,664

The Company classified $55 million and $46 million of deferred revenue and customer advances in other long-term liabilities at October 1, 2022 and December 31, 2021, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

October 1, 2022
Deferred revenue and customer advances expected to be recognized in:
One year or less	$248,884
13 -24 months	31,632
25 months and beyond	23,408

Total	$303,924

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	October 1, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Time deposits	876	—	—	876

Total	$876	$—	$—	$876

Amounts included in:
Investments	876	—	—	876

Total	$876	$—	$—	$876

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$13,929	$—	$(12)	$13,917
Corporate debt securities	39,135	—	(14)	39,121
Time deposits	19,030	—	—	19,030

Total	$72,094	$—	$(26)	$72,068

Amounts included in:
Cash equivalents	$4,017	$—	$—	$4,017
Investments	68,077	—	(26)	68,051

Total	$72,094	$—	$(26)	$72,068

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	October 1, 2022	December 31, 2021
Due in one year or less	$876	$71,066
Due after one year through three years	—	1,002

Total	$876	$72,068

4 Inventories
Inventories are classified as follows (in thousands):

	October 1, 2022	December 31, 2021
Raw materials	$186,958	$165,240
Work in progress	23,577	19,726
Finished goods	231,701	171,129

Total inventories	$442,236	$356,095

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $420 million and $438 million at October 1, 2022 and December 31, 2021, respectively. The effect of foreign currency translation decreased goodwill by $18 million.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	October 1, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$525,196	$391,250	5 years	$575,658	$420,862	5 years
Purchased intangibles	193,056	160,972	11 years	201,302	163,752	11 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	12,739	5,848	6 years	12,635	6,199	7 years
Patents and other intangibles	100,255	69,427	8 years	102,353	68,414	8 years

Total	$840,926	$627,497	7 years	$901,628	$659,227	7 years

The Company capitalized intangible assets in the amounts of $14 million and $18 million in the three months ended October 1, 2022 and October 2, 2021, respectively, and $38 million and $45 million in the nine months ended October 1, 2022 and October 2, 2021, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $98 million and $76 million, respectively, in the nine months ended October 1, 2022 due to the effects of foreign currency translation. Amortization expense for intangible assets was $15 million for both
the three months ended October 1, 2022 and October 2, 2021. Amortization expense for intangible assets was $45 million for both the nine months ended October 1, 2022 and October 2, 2021. Amortization expense for intangible assets is estimated to be $62 million per year for each of the next five years.
6 Debt
The Company entered into a credit agreement in September 2021 (the “2021 Credit Agreement”) governing the Company’s five-year, $1.8 billion revolving facility (the “2021 Credit Facility”) that expires in September 2026. As of October 1, 2022 and December 31, 2021, the 2021 Credit Facility had a total of $240 million and $210 million outstanding, respectively.
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
As of both October 1, 2022 and December 31, 2021, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

for
 any period of four consecutive fiscal quarters and a leverage ratio test of not more than
3.50
:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
The
Company had the following
outstanding
debt at October 1, 2022 and December 31, 2021 (in thousands):

	October 1, 2022	December 31, 2021
Senior unsecured notes - Series I - 3.13%, due May 2023	$50,000	$—

Total notes payable and debt, current	50,000	—
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	—	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Credit agreement	240,000	210,000
Unamortized debt issuance costs	(5,374)	(6,130)

Total long-term debt	1,494,626	1,513,870

Total debt	$1,544,626	$1,513,870

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of both October 1, 2022 and December 31, 2021, the Company had a total amount available to borrow under the 2021 Credit Agreement of $1.6 billion after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.24% and 2.74% at October 1, 2022 and December 31, 2021, respectively. As of October 1, 2022, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $111 million and $121 million at October 1, 2022 and December 31, 2021, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of October 1, 2022 or December 31, 2021.
As of October 1, 2022, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $585 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated and
Yen-denominated
net asset investments.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of October 1, 2022. The Company had a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the nine months ended October 1, 2022 and October 2, 2021 by $15 million and $13 million, respectively, and increased the Company’s net income per diluted share by $0.25 and $0.20, respectively.
The Company’s effective tax rate for the three months ended October 1, 2022 and October 2, 2021 was 14.9% and 11.8%, respectively. The increase in the effective income tax rate can be attributed to the impact of favorable quarter-specific adjustments in the prior year and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s effective tax rate for the nine months ended October 1, 2022 and October 2, 2021 was 14.5% and 14.0%, respectively. The differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.
The Company’s gross unrecognized tax benefits, excluding interest and penalties, for both the nine months ended October 1, 2022 and October 2, 2021 were $29 million. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2016. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of October 1, 2022, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of $18 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
8 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of October 1, 2022 are immaterial for the years ended December 31, 2022 and thereafter. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $2 million.
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
In May 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of October 1, 2022, the 2020 Plan had 6.5 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of October 1, 2022, the Company had stock options, restricted stock, and restricted and performance stock unit awards outstanding under the 2020 Plan.
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
The consolidated statements of operations for the three and nine months ended October 1, 2022 and October 2, 2021 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cost of sales	$478	$468	$2,420	$1,828
Selling and administrative expenses	8,174	4,116	23,607	15,810
Research and development expenses	1,555	1,769	4,902	4,311

Total stock-based compensation	$10,207	$6,353	$30,929	$21,949

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified
stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended October 1, 2022 and October 2, 2021 are as follows:

	Nine Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	October 1, 2022	October 2, 2021
Options issued in thousands	138	160
Risk-free interest rate	2.0%	0.8%
Expected life in years	6	6
Expected volatility	30.7%	32.4%
Expected dividends	—	—

	Nine Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	October 1, 2022	October 2, 2021
Exercise price	$321.12	$281.23
Fair value	$107.95	$91.46

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes stock option activity for the plans for the nine months ended October 1, 2022 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2021	691	$88.71 to $371.64	$202.24
Granted	138	$270.49 to $364.59	$321.12
Exercised	(167)	$88.71 to $279.90	$168.37
Canceled	(40)	$188.63 to $364.59	$253.23

Outstanding at October 1, 2022	622	$88.71 to $371.64	$234.43

Restricted Stock
During the nine months ended October 1, 2022, the Company granted three thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $364.59.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the nine months ended October 1, 2022 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2021	245	$234.97
Granted	98	$322.99
Vested	(76)	$219.30
Forfeited	(23)	$256.22

Unvested at October 1, 2022	244	$273.20

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the nine months ended October 1, 2022 and October 2, 2021 are as follows:

	Nine Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	October 1, 2022	October 2, 2021
Performance stock units issued (in thousands)	40	41
Risk-free interest rate	1.6%	0.2%
Expected life in years	2.9	2.9
Expected volatility	25.4%	38.7%
Average volatility of peer companies	34.5%	34.7%
Correlation coefficient	43.0%	45.8%
Expected dividends	—	—
The following table summarizes the unvested performance stock unit award activity for the nine months ended October 1, 2022 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2021	87	$285.73
Granted	40	$313.21
Vested	(24)	$308.71
Forfeited	8	$381.32

Unvested at October 1, 2022	111	$297.55

10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended October 1, 2022
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$155,998	59,801	$2.61
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	280	(0.01)

Net income per diluted common share	$155,998	60,081	$2.60

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended October 2, 2021
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$161,185	61,359	$2.63
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	529	(0.03)

Net income per diluted common share	$161,185	61,888	$2.60

	Nine Months Ended October 1, 2022
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$480,693	60,200	$7.98
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	321	(0.04)

Net income per diluted common share	$480,693	60,521	$7.94

	Nine Months Ended October 2, 2021
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$476,604	61,771	$7.72
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	473	(0.06)

Net income per diluted common share	$476,604	62,244	$7.66

For the three and nine months ended October 1, 2022 and October 2, 2021, the Company had fewer than one million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the applicable period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
11 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(99,985)	$(11,860)	$(20)	$(111,865)
Other comprehensive (loss) income, net of tax	(54,255)	1,710	20	(52,525)

Balance at October 1, 2022	$(154,240)	$(10,150)	$—	$(164,390)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

12 Retirement Plans
The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other income, net in the consolidated statements of operations. The summary of the components of net periodic pension costs for the plans for the three and nine months ended October 1, 2022 and October 2, 2021 is as follows (in thousands):

	Three Months Ended
	October 1, 2022		October 2, 2021
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$226	$972	$198	$1,140
Interest cost	145	327	141	309
Expected return on plan assets	(269)	(475)	(248)	(459)
Settlement loss	—	139	—	102
Net amortization:
Prior service (credit) cost	(4)	(31)	(5)	13
Net actuarial loss	—	150	8	130

Net periodic pension cost	$98	$1,082	$94	$1,235

	Nine Months Ended
	October 1, 2022		October 2, 2021
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$678	$3,057	$663	$3,447
Interest cost	436	1,034	419	936
Expected return on plan assets	(807)	(1,505)	(758)	(1,389)
Settlement loss	—	139	—	102
Net amortization:
Prior service credit	(14)	(100)	(14)	(67)
Net actuarial loss	—	476	8	653

Net periodic pension cost	$293	$3,101	$318	$3,682

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three and nine months ended October 1, 2022 and October 2, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Product net sales:
Waters instrument systems	$274,869	$240,475	$825,677	$717,910
Chemistry consumables	128,096	123,045	385,661	368,478
TA instrument systems	61,958	55,613	174,055	155,722

Total product sales	464,923	419,133	1,385,393	1,242,110
Service net sales:
Waters service	220,436	218,291	660,371	644,625
TA service	23,196	21,809	67,682	62,690

Total service sales	243,632	240,100	728,053	707,315

Total net sales	$708,555	$659,233	$2,113,446	$1,949,425

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and nine months ended October 1, 2022 and October 2, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Sales:
Asia:
China	$140,080	$115,886	$399,852	$346,030
Japan	37,095	44,293	123,222	139,702
Asia Other	102,759	94,423	289,204	268,359

Total Asia	279,934	254,602	812,278	754,091
Americas:
United States	216,380	194,776	638,908	544,124
Americas Other	40,029	36,225	123,609	109,128

Total Americas	256,409	231,001	762,517	653,252
Europe	172,212	173,630	538,651	542,082

Total net sales	$708,555	$659,233	$2,113,446	$1,949,425

Net sales by customer class are as follows for the three and nine months ended October 1, 2022 and October 2, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Pharmaceutical	$405,959	$398,338	$1,258,902	$1,175,191
Industrial	223,968	196,032	641,882	581,884
Academic and government	78,628	64,863	212,662	192,350

Total net sales	$708,555	$659,233	$2,113,446	$1,949,425

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three and nine months ended October 1, 2022 and October 2, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales recognized at a point in time:
Instrument systems	$336,827	$296,088	$999,732	$873,632
Chemistry consumables	128,096	123,045	385,661	368,478
Service sales recognized at a point in time (time & materials)	89,724	85,093	267,074	253,212

Total net sales recognized at a point in time	554,647	504,226	1,652,467	1,495,322
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	153,908	155,007	460,979	454,103

Total net sales	$708,555	$659,233	$2,113,446	$1,949,425

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
In October 2021, accounting guidance was issued that requires acquirers in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The new guidance requires that at the acquisition date, the acquirer should account for the related revenue contracts in accordance with 606 as if it had originated the contracts. This guidance differs from current GAAP which requires an acquirer to recognize assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with 606, at fair value on the acquisition date. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those years. The amendments within this update should be applied prospectively to business combinations on or after the effective date of the amendments. Early adoption of the amendment is permitted, including adoption in an interim period. The applicability of this standard is dependent on there being a busin
ess combination activity and therefore the Company will evaluate the impact of thi
s guidance when and if there is applicable activity.

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
During the second quarter of 2022, the Company successfully managed a significant delay in the receipt of certain materials and components from a supplier that was directly related to the
COVID-19
pandemic lockdown in China, and while the Company did not experience these significant delays in the third quarter of 2022, the Company cannot provide any assurances that any further disruptions in its logistics and supply chains will not have a significant impact on its future financial results and cashflows.
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

Financial Overview
The Company’s operating results are as follows for the three and nine months ended October 1, 2022 and October 2, 2021 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	October 1, 2022	October 2, 2021	% change	October 1, 2022	October 2, 2021	% change
Revenues:
Product sales	$464,923	$419,133	11%	$1,385,393	$1,242,110	12%
Service sales	243,632	240,100	1%	728,053	707,315	3%

Total net sales	708,555	659,233	7%	2,113,446	1,949,425	8%
Costs and operating expenses:
Cost of sales	307,101	271,128	13%	899,992	805,529	12%
Selling and administrative expenses	164,417	152,545	8%	483,769	453,954	7%
Research and development expenses	43,435	41,986	3%	127,913	125,027	2%
Purchased intangibles amortization	1,592	1,759	(9%)	4,863	5,408	(10%)
Acquired in-process research and development	—	—	—	9,797	—	* *

Operating income	192,010	191,815	—	587,112	559,507	5%
Operating income as a % of sales	27.1%	29.1%		27.8%	28.7%
Other income, net	895	(607)	(247%)	2,600	18,073	(86%)
Interest expense, net	(9,524)	(8,533)	12%	(27,362)	(23,707)	15%

Income before income taxes	183,381	182,675	—	562,350	553,873	2%
Provision for income taxes	27,383	21,490	27%	81,657	77,269	6%

Net income	$155,998	$161,185	(3%)	$480,693	$476,604	1%

Net income per diluted common share	$2.60	$2.60	—	$7.94	$7.66	4%

**	Percentage not meaningful
The Company’s net sales increased 7% and 8% in the third quarter and first nine months of 2022, respectively, as compared to the third quarter and first nine months of 2021. The sales growth in these periods was driven by strong customer demand across most major geographies, end markets, and product categories. Foreign currency translation decreased total sales growth by 8% in the third quarter and 6% in the first nine months of 2022 as the U.S. dollar strengthened significantly against all currencies in the world, which negatively impacted our sales and operating profits. In addition, the Company’s first nine months of 2022 included one less calendar day than the first nine months of 2021.
Instrument system sales increased 14% for both the third quarter and first nine months of 2022, due to the broad-based increase in customer demand across all existing and newly introduced LC,

LC-MS

and Thermal Analysis instrument system sales. Foreign currency translation decreased instrument system sales growth by 7% and 5% in the third quarter and first nine months of 2022, respectively. Recurring revenues (combined sales of precision chemistry consumables and services) increased 2% and 4% for the third quarter and first nine months of 2022, respectively, with foreign currency translation decreasing sales growth by 8% and 5% in the third quarter and the first nine months of the year, respectively.
Operating income was flat and grew 5% for the third quarter and first nine months of 2022, respectively. The Company’s operating income in the third quarter of 2022 was flat with the prior year as sales volume and pricing increases were offset by higher electronic component and freight inflationary costs and the negative effect of foreign currency translation. The operating income increase for the first nine months was primarily a result of the increase in sales volumes and price increases being partially offset by an increase in electronic component and freight inflationary costs and the negative impact of foreign currency translation.

The Company generated $413 million and $529 million of net cash flows from operations in the first nine months of 2022 and 2021, respectively. This decrease in operating cash flow can primarily be attributed to the increase in inventory levels due to the higher sales volumes, higher material inflation cost and the build-up
of safety stock in an attempt to mitigate future supply chain issues. Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $114 million and $117 million in the first nine months of 2022 and 2021, respectively.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. During the first nine months of 2022 and 2021, the Company repurchased $467 million and $484 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.
Results of Operations
Sales by Geography
Geographic sales information is presented below for the three and nine months ended October 1, 2022 and October 2, 2021 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 1, 2022	October 2, 2021	% change	October 1, 2022	October 2, 2021	% change
Net Sales:
Asia:
China	$140,080	$115,886	21%	$399,852	$346,030	16%
Japan	37,095	44,293	(16%)	123,222	139,702	(12%)
Asia Other	102,759	94,423	9%	289,204	268,359	8%

Total Asia	279,934	254,602	10%	812,278	754,091	8%
Americas:
United States	216,380	194,776	11%	638,908	544,124	17%
Americas Other	40,029	36,225	11%	123,609	109,128	13%

Total Americas	256,409	231,001	11%	762,517	653,252	17%
Europe	172,212	173,630	(1%)	538,651	542,082	(1%)

Total net sales	$708,555	$659,233	7%	$2,113,446	$1,949,425	8%

Geographically, the Company’s sales growth in the third quarter and first nine months of 2022 was broad-based across most major regions. Foreign currency translation decreased total sales growth by 8% in the third quarter and 6% in the first nine months of 2022 as the U.S. dollar strengthened significantly against all currencies in the world. The geographies that were the most negatively impacted by the strengthening of the U.S. dollar were Europe and Japan. The Company’s sales in these geographies typically represent over 30% of our sales in a period, and the weakening of the Euro and Japanese Yen lowered sales growth in Europe and Japan by 15% and 22% for the third quarter, respectively, and 11% and 16% for the first nine months, respectively.
During the third quarter of 2022, sales increased 10% in Asia and 11% in the Americas, but decreased 1% in Europe, with the effect of foreign currency translation decreasing sales growth in Asia by 8% and in Europe by 15%. During the first nine months of 2022, sales increased 8% in Asia, 17% in the Americas, and decreased 1% in Europe, with the effect of foreign currency translation decreasing sales growth by 6% in Asia, and 11% in Europe. China sales increased 21% and 16% in the third quarter and first nine months of 2022, respectively, driven by strong customer demand for our products and services. Foreign currency translation decreased China sales growth by 2% in the third quarter of 2022. The latest
COVID-19
pandemic lockdown in China has made it difficult to conduct normal business operations in 2022 and may have a negative impact on the Company’s future sales growth if future lockdowns were to occur for a prolonged period. Sales increased 11% and 17% in the U.S. and 11% and 13% in India, respectively in the quarter and for the first nine months of 2022, while sales decreased by 16% and 12% in Japan due to foreign currency translation, which decreased sales growth by 22% and 16% in Japan, respectively in the third quarter and for the first nine months of 2022.
Sales by Trade Class
Net sales by customer class are presented below for the three and nine months ended October 1, 2022 and October 2, 2021 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Pharmaceutical	$405,959	$398,338	$1,258,902	$1,175,191
Industrial	223,968	196,032	641,882	581,884
Academic and government	78,628	64,863	212,662	192,350

Total net sales	$708,555	$659,233	$2,113,446	$1,949,425

During the third quarter of 2022, sales to pharmaceutical customers increased 2%, driven by growth in most major regions, partially offset by the negative impact from foreign currency translation which decreased pharmaceutical sales by 7%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 14%, with foreign currency translation decreasing sales growth by 8% in the quarter. During the third quarter of 2022, combined sales to academic and government customers increased 21%, with foreign currency translation decreasing academic and government sales growth by 8%. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.
During the first nine months of 2022, sales to pharmaceutical customers increased 7%, driven by growth in most major regions on strong customer demand. Foreign currency translation decreased pharmaceutical sales growth by 5%. Combined sales to industrial customers increased 10%, with the effect of foreign currency translation decreasing sales growth by 5%. During the first nine months of 2022, combined sales to academic and government customers increased 11%, with foreign currency translation decreasing sales growth by 5%.

Waters Products and Services Net Sales
Net sales for Waters products and services were as follows for the three and nine months ended October 1, 2022 and October 2, 2021 (dollars in thousands):

	Three Months Ended
	October 1, 2022	% of Total	October 2, 2021	% of Total	% change
Waters instrument systems	$274,869	44%	$240,475	41%	14%
Chemistry consumables	128,096	21%	123,045	21%	4%

Total Waters product sales	402,965	65%	363,520	62%	11%
Waters service	220,436	35%	218,291	38%	1%

Total Waters net sales	$623,401	100%	$581,811	100%	7%

	Nine Months Ended
	October 1, 2022	% of Total	October 2, 2021	% of Total	% change
Waters instrument systems	$825,677	44%	$717,910	41%	15%
Chemistry consumables	385,661	21%	368,478	22%	5%

Total Waters product sales	1,211,338	65%	1,086,388	63%	12%
Waters service	660,371	35%	644,625	37%	2%

Total Waters net sales	$1,871,709	100%	$1,731,013	100%	8%

Waters products and service sales increased 7% and 8% in the third quarter and first nine months of 2022, respectively, with the effect of foreign currency translation decreasing Waters sales growth by 7% and 5% in the third quarter and first nine months of 2022, respectively. Waters instrument systems grew 14% and 15% for the third quarter and first nine months of 2022, respectively, with foreign currency translation lowering sales growth by 7% and 5% for the third quarter and first nine months of 2022, respectively. The increase in the Waters instrument system sales can be attributed to the strong customer demand for our existing products as well as our newer Arc
TM
HPLC, ACQUITY
TM
Premier and XEVO
TM
TQ Absolute product introductions. The increase in Waters chemistry consumables sales was primarily due to the strong demand in most major geographies, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers and partially offset by the negative impact from foreign currency translation which decreased sales by 6%. Waters service sales increased due to higher service demand billing, particularly in China and the United States. Waters recurring revenues were also negatively impacted by one less calendar day in the first nine months of the year.
In the third quarter of 2022, Waters sales increased 9% in the Americas and 10% in Asia, with sales in China increasing 22%, while sales in Europe and Japan decreased by 1% and 16%, respectively. Foreign currency translation decreased Waters sales growth by 1% in the Americas, 8% in Asia, 2% in China, 15% in Europe and 22% in Japan.
In the first nine months of 2022, Waters sales decreased 1% in Europe, while sales increased 18% in the Americas and 7% in Asia, with sales in China increasing 14%. Foreign currency translation decreased Waters sales growth by 10% in Europe, 6% in Asia and 1% in China.

TA Product and Services Net Sales
Net sales for TA products and services were as follows for the three and nine months ended October 1, 2022 and October 2, 2021 (dollars in thousands):

	Three Months Ended
	October 1, 2022	% of Total	October 2, 2021	% of Total	% change
TA instrument systems	$61,958	73%	$55,613	72%	11%
TA service	23,196	27%	21,809	28%	6%

Total TA net sales	$85,154	100%	$77,422	100%	10%

	Nine Months Ended
	October 1, 2022	% of Total	October 2, 2021	% of Total	% change
TA instrument systems	$174,055	72%	$155,722	71%	12%
TA service	67,682	28%	62,690	29%	8%

Total TA net sales	$241,737	100%	$218,412	100%	11%

TA instrument system and service sales growth in the third quarter and first nine months of 2022 was broad-based across most major geographies increasing 10% and 11%, respectively, and was primarily driven by strong customer demand for our thermal analysis instruments and services. The increase in TA instrument system sales in the third quarter of 2022 was driven by strength in China and the Americas, while the increase in TA service sales was primarily due to the sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s sales growth by 8% and 5% in the third quarter and first nine months of 2022, respectively.
Cost of Sales
Cost of sales increased 13% and 12% for the third quarter and first nine months of 2022, respectively. The increase in cost of sales in these periods is primarily due to the increase in sales volume as well as an increase in electronic component and freight inflationary costs. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to significantly decrease gross profit for the remainder of 2022 and into the first half of 2023.
Selling and Administrative Expenses
Selling and administrative expenses increased 8% and 7% for the third quarter and first nine months of 2022, respectively. The increase in selling and administrative expenses in these periods can be attributed to the salary merit and additional compensation due to an increase in the number of employees. In addition, the effect of foreign currency translation decreased selling and administrative expenses by 7% and 4% for the third quarter and first nine months of 2022, respectively.
As a percentage of net sales, selling and administrative expenses were 23.2% and 22.9% for the third quarter and first nine months of 2022, respectively, and 23.1% and 23.3% for the third quarter and first nine months of 2021, respectively.
Research and Development Expenses
Research and development expenses increased 3% and 2% in the third quarter and first nine months of 2022, respectively. The impact of foreign currency exchange decreased expenses by 4% and 3% in the third quarter and first nine months of 2022, respectively.
Acquired
In-Process
Research & Development
During the first nine months of 2022, the Company completed an asset acquisition in which the CDMS technology assets of Megadalton were acquired for approximately $10 million in total purchase price of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029. This CDMS technology makes it possible to analyze extremely large proteins and protein complexes used in cell and gene therapies that would otherwise be difficult to analyze with conventional mass spectrometry. Once this technology is further developed, we anticipate that it will extend the capabilities of our mass spectrometry portfolio for a broader set of applications and as such the cost of this technology asset has been accounted for as Acquired
In-Process
Research and Development and expensed as part of costs and operating expenses in the statement of operations.
Other Income (Expense), net
During the first nine months of 2022, the Company sold equity investments for $10 million in cash and recorded gains on the sales of approximately $7 million in other income, net on the statement of operations. The Company also incurred $6 million in losses on equity investments within other income, net on the statement of operations.
During the first nine months of 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $10 million in guaranteed payments, including minimum royalty payments. During the first nine months of 2021, the Company recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over. the Company recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over.
Interest Expense, net
The net interest expense in the third quarter and first nine months of 2022 increased $1 million and increased $4 million, respectively, as compared to the same periods in the prior year. The increase in the first nine months of 2022 can be primarily attributed to the lower interest income benefit from the lower notional amount of interest rate cross currency swap agreements.
Provision for Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of October 1, 2022. The Company had a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the first nine months of 2022 and 2021 by $15 million and $13 million, respectively, and increased the Company’s net income per diluted share by $0.25 and $0.20 for the first nine months of 2022 and 2021, respectively.
The Company’s effective tax rate for the third quarter of 2022 and 2021 was 14.9% and 11.8%, respectively. The increase in the effective income tax rate can be attributed to the impact of favorable quarter-specific adjustments in the prior year and differences in the proportionate amounts of pre-tax income
recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the first nine months of 2022 and 2021 was 14.5% and 14.0%, respectively. The differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Net income	$480,693	$476,604
Depreciation and amortization	99,105	97,926
Stock-based compensation	30,929	21,949
Deferred income taxes	(20,836)	9,219
Acquired in-process research and development and other non-cash items	10,003	—
Change in accounts receivable	(39,098)	23,472
Change in inventories	(113,211)	(93,878)
Change in accounts payable and other current liabilities	(4,952)	(4,768)
Change in deferred revenue and customer advances	47,060	71,889
Other changes	(76,741)	(73,077)

Net cash provided by operating activities	412,952	529,336
Net cash used in investing activities	(45,783)	(248,428)
Net cash used in financing activities	(398,187)	(183,907)
Effect of exchange rate changes on cash and cash equivalents	(26,579)	(8,994)

(Decrease) increase in cash and cash equivalents	$(57,597)	$88,007

Cash Flow from Operating Activities
Net cash provided by operating activities was $413 million and $529 million during the first nine months of 2022 and 2021, respectively. This decrease in operating cash flow was primarily a result of higher inventory levels due to higher sales volumes and higher incentive compensation payments in the first nine months of 2022 compared to the first nine months of 2021. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•
The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding increased to 77 days at October 1, 2022 as compared to 74 days at October 2, 2021. This increase is days sales outstanding is primarily due to delays in the timing of shipments to our customers from a supply chain issue caused by the
COVID-19
pandemic lockdowns in China that occurred late in the second quarter of 2022.

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
Cash Flow from Investing Activities
Net cash used in investing activities totaled $46 million and $248 million in the first nine months of 2022 and 2021, respectively. Additions to fixed assets and capitalized software were $114 million and $117 million in the first nine months October 1, 2022 and October 2, 2021, respectively. The cash flows from investing activities in 2022 also included $24 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the United States. The Company has incurred costs of $221 million on this facility through the end of the first nine months of 2022, and anticipates spending approximately $30 million to complete this new state-of-the-art
facility in 2022.

During the first nine months of 2022 and 2021, the Company purchased $11 million and $241 million of investments, respectively, while $78 million and $117 million of investments matured, respectively, and were used for financing activities described below.
During the first nine months of 2022, the Company paid $5 million for the CDMS technology and intellectual property right asset from Megadalton, and the Company is required to make an additional $4 million of guaranteed payments at various dates in the future through 2029. The total purchase price of approximately $10 million was accounted for as Acquired
In-Process
Research and Development and expensed as part of costs and operating expenses in the statement of operations in the first nine months of 2022.
During the first nine months of 2022, the Company received $10 million in proceeds and made $1 million of investments in certain equity investments.
Cash Flow from Financing Activities
The Company entered into a credit agreement in September 2021 governing the Company’s five-year, $1.8 billion revolving facility that matures in September 2026. As of October 1, 2022, the Company had a total of $1.5 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $240 million borrowed under the 2021 Credit Agreement. During the first nine months of 2022 and 2021, the Company’s net debt borrowings increased by $30 million and increased by $260 million, respectively.
As of October 1, 2022, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value $585 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated and
Yen-denominated
net asset investments. As a result of entering into these agreements, the Company anticipates lowering net interest expense by approximately $9 million in 2022.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. During the first nine months of 2022 and 2021, the Company repurchased $467 million and $484 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $11 million and $9 million of common stock related to the vesting of restricted stock units during the first nine months of 2022 and 2021, respectively.
The Company received $36 million and $55 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first nine months 2022 and 2021, respectively.
The Company had cash, cash equivalents and investments of $445 million as of October 1, 2022. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $409 million held by foreign subsidiaries at October 1, 2022, of which $270 million was held in currencies other than U.S. dollars.
Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022. The Company reviewed its contractual obligations and commercial commitments as of October 1, 2022 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form
10-K.
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended October 1, 2022. The Company did not make any changes in those policies during the nine months ended October 1, 2022.
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

•
Current global economic, sovereign and political conditions and uncertainties; new or proposed tariffs or trade regulations or changes in the interpretation or enforcement of existing regulations; the United Kingdom’s exit from the European Union as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions; rising interest rates; changes in timing and demand for the Company’s products among the Company’s customers and various market sectors or geographies, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand for the Company’s products; and the Company’s ability to sustain and enhance its services.

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
Item 3:
 Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of October 1, 2022, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of October 1, 2022 and December 31, 2021, $409 million out of $445 million and $440 million out of $569 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $270 million out of $445 million and $298 million out of $569 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at October 1, 2022 and December 31, 2021, respectively. As of October 1, 2022, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of October 1, 2022 would decrease by approximately $30 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
There have been no other material changes in the Company’s market risk during the nine months ended October 1, 2022. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.
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
10-Q.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2022 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended October 1, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:
Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended October 1, 2022 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 24, 2022. The Company reviewed its risk factors as of October 1, 2022 and determined that there were no material changes from the ones set forth in the Form
10-K.
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
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended October 1, 2022 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 3, 2022 to July 30, 2022	129	$340.09	129	$528,840
July 31, 2022 to August 27, 2022	157	$335.11	157	$476,337
August 28, 2022 to October 1, 2022	199	$295.79	197	$418,055

Total	485	$320.30	483	$418,055

(1)	The Company repurchased approximately two thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock during the three months ended October 1, 2022.
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
10-Q
for the quarter ended October 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

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
Date: November 3, 2022