Form 10-K
period 2022-12-31
WATERS CORP /DE/
filed 2023-02-27
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
01-14010
Waters Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3668640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
34 Maple Stree
t
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act). Yes ☐ No ☑
State the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant as of July 1, 2022: $20,209,471,189.
Indicate the number of shares outstanding of the registrant’s common stock as of February 24, 202
3: 58,943,567
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1: Business

General

Waters Corporation (the “Company,” “WatersTM,” “we,” “our,” or “us”) is a specialty measurement company that operates with a fundamental underlying purpose to advance the science that enables our customers to enhance human health and well-being. Waters has pioneered analytical workflow solutions involving liquid chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences for more than 60 years. The Company primarily designs, manufactures, sells and services high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLCTM” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using common software platforms. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TA InstrumentsTM (“TA”) product line. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.

The Company’s products are used by pharmaceutical, clinical, biochemical, industrial, nutritional safety, environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS technology, principally in conjunction with chromatography, is employed in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. The Company’s thermal analysis, rheometry and calorimetry instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research.

Waters Corporation, organized as a Delaware corporation in 1991, is a holding company that owns all of the outstanding common stock of Waters Technologies Corporation, its operating subsidiary. Waters Corporation became a publicly traded company with its initial public offering (“IPO”) in November 1995. Since the IPO, the Company has added two significant and complementary technologies to its range of products with the acquisitions of TA Instruments in May 1996 and Micromass Limited in September 1997.

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

Waters Products and Markets

High-Performance and Ultra-Performance Liquid Chromatography

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

The most significant end-use markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to understand diseases, identify new drugs, develop manufacturing methods and assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications, such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations and the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. Waters also has in vitro diagnostic labelled products that are used as general-purpose instruments for clinical diagnostic applications, such as newborn screening and therapeutic drug management, in countries where these products are registered. HPLC is also used by universities, research institutions and governmental agencies, such as the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”) and their foreign counterparts that mandate safety and efficacy testing.

In 2004, Waters introduced a novel technology that the Company describes as ultra-performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLCTM, to accommodate the increased pressure and narrower chromatographic bands that are generated by these small and tightly packed particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses previously performed by HPLC. In addition, in using the ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover more levels of scientific information. While offering significant performance advantages, the ACQUITY UPLC is also compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this innovative technology and instrument. In 2018, the Company introduced the ACQUITY ARCTM Bio System, a versatile, iron-free, bio-inert, quaternary liquid chromatograph specifically engineered to improve bioseparation analytical methods. The Company also introduced the ACQUITY UPLC PLUS series in 2018, consisting of the H-Class PLUS, H-Class PLUS Bio and I-Class PLUS systems, which incorporate foundational enhancements into the legacy systems.

Waters manufactures LC instruments that are offered in configurations that allow for varying degrees of automation, from component configured systems for academic teaching and research applications to fully automated systems for regulated and high sample throughput testing, and that have a variety of detection technologies, from optical-based ultra-violet absorbance, refractive index and fluorescence detectors to a suite of MS-based detectors, optimized for certain analyses.

In 2019, the Company introduced the ACQUITYTM Advanced Polymer ChromatographyTM System, which is the first fully solvent-compatible UPLC system to perform size exclusion, gradient polymer elution and solvent compatible reversed-phase liquid chromatographic separations on a single platform. The all-in-one system gives research scientists greater analytical versatility and speed when conducting research on next-generation polymers. In 2020, the Company introduced the Waters ArcTM HPLC System, a new HPLC system for routine testing in the pharmaceutical, food, academic and materials markets. A key target application is quality control in laboratories performing batch release tests on small molecule pharmaceuticals. In 2021, the Company introduced the new ACQUITY PREMIER LC solution and the Arc Premier System both featuring Waters’ MaxPeakTM High Performance Surface (“HPS”) technology. MaxPeakTM HPS technology, which was first introduced with the Company’s introduction of ACQUITYTM PREMIER Columns in 2020, is a surface technology that forms a barrier between the sample and the metal surfaces of both the system and column, eliminating the need for system passivation, mitigating the loss of metal-sensitive analytes and yielding higher quality data in less time and effort.

The primary consumable products for LC instruments are chromatography columns. These columns are packed with separation media used in the LC testing process and are typically replaced at regular intervals. The chromatography column contains one of several types of packing material, typically stationary phase particles made from silica or polymeric resins. As a pressurized sample is introduced to the column inlet and permeates through the packed column, it is separated into its constituent components.

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of a few suppliers in the world that manufactures silica and polymeric resins, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and can react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used primarily on its ACQUITY UPLC instrument systems and, furthermore, that its ACQUITY UPLC instruments primarily use ACQUITY UPLC columns. In 2019, the Company introduced the BioResolv SCX mAb Columns and VanGuardTM FIT Cartridge technologies. These new cation exchange column lines with specialized consumables are designed to simplify and improve the characterization and monitoring of monoclonal antibody (“mAb”) therapeutics, as well as enable mAb charge-variant analyses as required by the World Health Organization, the FDA and the International Conference on Harmonization for confirming the efficacy and safety of biologics and biosimilars with discovery, development and manufacturing applications. In 2020, Waters introduced ACQUITYTM PREMIER Columns, a new family of premium sub-2-micron columns featuring MaxPeakTM HPS technology. The columns are for use with any brand of UPLC system and can measurably improve data quality by mitigating the loss of sample analytes due to analyte-to-surface interactions.

The Company’s precision chemistry consumable products also include environmental and nutritional safety testing products, including Certified Reference Materials and Proficiency Testing products. Laboratories around the world and across multiple industries use these products for quality control and proficiency testing and also purchase product support services required to help with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis.

In 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. and its two operating subsidiaries, Andrew Alliance USA, Inc. and Andrew Alliance France, SASU (collectively, “Andrew Alliance”), for $80 million, net of cash acquired. Andrew Alliance offers lab workflow automation solutions with the combination of its software platform and smart, connected laboratory equipment and accessories. The Company anticipates that full integration of Andrew Alliance will allow us to positively impact our customers’ workflows by improving the repeatability, performance and speed of laboratory operations and chemistry workflows.

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

MS is an increasingly important detection technology for LC. The Company’s smaller-sized mass spectrometers, such as the single quadrupole detector and the tandem quadrupole detector (“TQD”), are often referred to as LC “detectors” and are typically sold as part of an LC system or as an LC system upgrade. Larger quadrupole systems, such as the XevoTM TQ and Xevo TQ-S instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing. Quadrupole time-of-flight (“Q-Tof”) instruments, such as the Company’s SYNAPTTM G2-S, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”.

LC and MS are typically embodied within an analytical system tailored for either a dedicated class of analyses or as a general-purpose analytical device. An increasing percentage of the Company’s customers are purchasing LC and MS components simultaneously and it has become common for LC and MS instrumentation to be used within the same laboratory and operated by the same user. The descriptions of LC and MS above reflect the historical segmentation of these analytical technologies and the historical categorization of their respective practitioners. Increasingly in today’s instrument market, this segmentation and categorization is becoming obsolete as a high percentage of instruments used in the laboratory embody both LC and MS technologies as part of a single device. In response to this development and to further promote the high utilization of these hybrid instruments, the Company has organized its Waters operating segment to develop, manufacture, sell and service integrated LC-MS systems.

In 2019, the Company introduced the BioAccordTM system, a liquid chromatography-mass spectrometry solution that expands access to high-resolution time-of-flight mass spectrometry capabilities. The system provides new levels of user experience with automated setup and self-diagnosis delivered through an intuitive user interface. Also in 2019, the Company introduced the Cyclic IMS system, which seamlessly integrates cyclic ion mobility technology into a high-performance research-grade time-of-flight mass spectrometer. In addition, the Company introduced the SYNAPT XS, a new highly flexible, high-resolution mass spectrometer for research and development labs focused on discovery applications. The Company also reinforced its tandem quadrupole mass spectrometry portfolio during the current year with upgrades to the Xevo TQ-S micro and the introduction of the new Xevo TQ-S cronos. The Xevo TQ-S micro features new performance enhancements that bring the quantitation of highly polar, ionic compounds in food to a higher level. The Xevo TQ-S cronos is a new, tandem quadrupole mass spectrometer purposely built for routine quantitation of large numbers of small-molecule organic compounds over a wide concentration range. The Xevo TQ-S micro and the Xevo TQ-S cronos are also well suited to meet regulatory requirements for pesticide residue analysis, the monitoring for contaminants in processed foods, identifying drugs of abuse, and performing impurity profiling of pharmaceuticals. In 2020, the Company introduced the new RADIANTM ASAPTM System, a novel direct mass detector engineered for non-mass spectrometry experts to conduct fast and accurate analyses of solids and liquids with minimal sample prep. Also in 2020, the Company introduced enhancements for the Waters Xevo G2-XS QTof SYNAPT XS and SELECT SERIES Cyclic IMS, including a new fragmentation technique and imaging option.

In 2021, the Company introduced the Waters SELECT SERIESTM MRT, a high-resolution mass spectrometer that combines Multi-Reflecting Time-of-Flight (“MRT”) technology with enhanced desorption electrospray ionization and new matrix-assisted laser desorption ionization imaging sources. The platform will serve as the basis for Waters’ next generation Tof instruments with applications in pharmaceutical, biomedical, natural products, and materials research. Also in 2021, the Company released the ACQUITY RDa™ Detector featuring SmartMS™, the company’s newest Tof MS designed to improve the ease and reliability of small molecule analysis for pharmaceutical, academic, food, and forensic applications. The Company also introduced a new peptide multi-attribute method workflow for the BioAccord LC-MS system in 2021, which is an end-to-end workflow for analyzing monoclonal antibodies and other protein and peptide-based drugs.

In 2022, the Company introduced the new Xevo™ TQ Absolute system, the most sensitive and compact benchtop tandem mass spec in its class. The Company introduced the new Xevo™ G3 quadrupole time-of-flight (“QTof”) mass spectrometer with CONFIRM Sequence—a new oligonucleotide sequencing confirmation app for the waters_connect™ software platform and an electrospray ionization source for the high-resolution Waters™ SELECT SERIES™ Multi-Reflecting Time-of-Flight mass spectrometer.

Based upon 2022 reports from independent marketing research firms and publicly disclosed sales figures from competitors, the Company believes that it is one of the world’s largest manufacturers and distributors of LC and LC-MS instrument systems, chromatography columns and other consumables and related services.

The Company has been a developer and supplier of software-based products that interface with both the Company’s and other suppliers’ instruments. The Company’s newest software technology is the waters_connectTM platform. In 2019, the Company introduced the first of a series of applications on this platform supporting the BioAccord system and the Xevo G2 XS mass spectrometers. These applications support biopharmaceutical workflows, simplifying the collection of often complex LCMS data for use in biopharmaceutical development and into QC where it is used to assure the quality of existing medicines and new drug formulations. The platform design of waters_connect has enabled rapid delivery of several major updates including new biopharma application workflows designed in close collaboration with biopharmaceutical innovators to solve specific challenges they face with existing solutions. The platform also provides the foundation for the connected lab of the future where data is no longer siloed but can be securely shared among a community of connected scientists. Waters_connect joins the existing suite of informatics products – Empower™ Chromatography Data Software, MassLynx™ Mass Spectrometry Software and NuGenesis™ Scientific Data Management System, each of which is used to support innovations within world-leading institutions. In 2020, Waters announced the availability of Waters Empower BC LAC/ETM with SecureSync, an enhanced solution to preserve the ability for laboratories to work locally when organizations with distributed laboratory environments experience an enterprise interruption.

On December 15, 2020, the Company acquired all of the outstanding stock of Integrated Software Solutions Pty Limited and its two operating subsidiaries Integrated Software Solutions Limited and Integrated Software Solutions USA, LLC (collectively, “ISS”), for $4 million, net of cash acquired. In addition to the cash paid at closing there was an earn out provision in which the Company would have to pay an additional $2 million to the shareholders of ISS if certain revenue and customer account conditions are achieved in the two years subsequent to the acquisition date. This contingent consideration is recorded as a liability. As of the balance sheet date the earn out period has been completed. ISS offers clinical laboratory software systems that support and further expand product offerings within our clinical business. The net assets acquired primarily relate to ISS’ laboratory information system, OMNI-Lab.

In 2022, the Company introduced a new Per-and Polyfluoroalkyl Substances (“PFAS”) quantitation workflow enabled by enhancements to its waters_connect™ for quantitation software and the Company introduced Extraction+ Connected Device, a new software-controlled product for the Waters™ Andrew+™ Pipetting Robot that automates the preparation of biological, food, forensics and environmental samples by solid phase extraction.

Waters Service

Services provided by Waters enable customers to maximize technology productivity, support customer compliance activities and provide transparency into enterprise resource management efficiencies. The customer benefits from improved budget control, data-driven technology adoption and accelerated workflow at a site or on a global perspective. The Company considers its service offerings to be highly differentiated from its competition, as evidenced by a consistent increase in annual service revenues. The Company’s principal competitors in the service market include PerkinElmer, Inc., Agilent Technologies, Inc. and Thermo Fisher Scientific Inc. These competitors can provide certain services on Waters instruments to varying degrees and always present competitive risk.

The servicing and support of instruments, software and accessories is an important source of revenue and represented over 35% of sales for Waters in 2022. These revenues are derived primarily through the sale of support plans, demand services, spare parts, customer performance validation services and customer training. Support plans typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.

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

In 2022, TA introduced the Powder Rheology Accessory, which enables our Discovery Hybrid Rheometers to characterize the behavior of powders during storage, dispensing, processing and end-use. The Powder Rheology Accessory provides relevant property and processing measurements for battery electrode coatings to prevent defects that cause cell failure and pharmaceutical tablets to prevent instabilities of API blends.

In 2022, TA introduced Polymer Workflow Guided Methods, which provides walk up and use functionality by codifying polymer workflows. Guided Methods leverages the power of AutoPilot and enables novice users to quickly learn and use the instrument to set up test methods, run tests, and execute analyses across our Thermal Analysis and Rheology product lines.

TA Service

Similar to Waters, the servicing and support of TA’s instruments is an important source of revenue and represented more than 25% of sales for TA in 2022. TA operates independently from the Waters operating segment, though many of its overseas offices are jointly occupied with Waters to achieve operational efficiencies. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of support plans, replacement parts and billed labor fees associated with the repair, maintenance and upgrade of installed systems.

Global Customers

The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of academic, governmental and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (“CRO”s) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to universities and governmental agencies worldwide. The Company’s technical sales and support staff members work closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2022, 59% of the Company’s net sales were to pharmaceutical accounts, 31% to other industrial accounts and 10% to academic institutions and governmental agencies. Although the Company transacts business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the Company’s financial results.

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year-end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2022, 2021 and 2020, no single customer accounted for more than 2% of the Company’s net sales.

Sales and Service

The Company has one of the largest direct sales and service organizations focused exclusively on the analytical workflows offered by the Company. Across these product technologies, using respective specialized sales and service workforces, the Company serves its customer base with 83 sales offices throughout the world as of December 31, 2022 and approximately 4,500, 4,300 and 4,000 field representatives in 2022, 2021 and 2020, respectively. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house and field-based technical support representatives work directly with customers, providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and geographic-specific internet websites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

Manufacturing and Distribution

The Company provides high product quality by overseeing each stage of the production of its instruments, columns and chemical reagents.

The Company currently assembles a portion of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility maintains quality management and environmental management systems in accordance with the requirements of ISO 9001:2015, ISO 13485:2016, ISO 45001:2018 and ISO 14001:2015, and adheres to applicable regulatory requirements (including the FDA Quality System Regulation and the European In-Vitro Diagnostic Directive). The Company outsources manufacturing of certain electronic components, such as computers, monitors and circuit boards, to outside vendors that meet the Company’s quality requirements. In addition, the Company outsources the manufacturing of certain LC instrument systems and components to well-established contract manufacturing firms in Singapore. The Company’s Singapore entity is ISO 9001:2015 certified and manages all Asian outsourced manufacturing as well as the distribution of all products from Asia. The Company may pursue outsourcing opportunities as they arise but believes it maintains adequate supply chain and manufacturing capabilities in the event of disruption or natural disasters.

The Company primarily manufactures and distributes its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland. In February 2018, the Company’s Board of Directors approved expanding its Taunton location. The Company has incurred costs of approximately $232 million on a new state-of-the-art facility, which is expected to be completed in 2023. The Taunton facility processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers in both Taunton and Wexford. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA product lines. The Company’s Taunton facility is certified to ISO 9001:2015 and ISO 14001:2015. The Wexford facility is certified to ISO 9001:2015, ISO 13485:2016/EN ISO 13485:2016 and ISO 14001:2015. VICAMTM manufactures antibody-linked resins and magnetic beads that are packed into columns and kits in Milford, Massachusetts and Nixa, Missouri. The Company manufactures and distributes its Analytical Standards and Reagents and Environmental Resource Associates (“ERA”) product lines at its facility in Golden, Colorado, which is certified to ISO 9001:2015 and accredited to ISO/IEC 17025:2017, ISO/IEC 17034:16, ISO/IEC 17043:2010 and TNI Standard Vol. 3:2016. Some ERA products are also manufactured in the Wexford, Ireland facility, which is also accredited to ISO/IEC 17025:2017 and ISO/IEC 17034:2016.

The Company manufactures and distributes its MS products at its facilities in Wilmslow, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured at its facility in Solihull, England and by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities, where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities are certified to ISO 9001:2015, ISO 13485:2016/EN ISO 13485:2016 and ISO 14001:2015 (Wexford only) and adhere to applicable regulatory requirements (including the FDA Quality System Regulation and the European In-Vitro Diagnostic Directive).

TA’s thermal analysis, rheometry and calorimetry products are manufactured and distributed at the Company’s New Castle, Delaware, Eden Prairie, Minnesota, Lindon, Utah and Hüllhorst, Germany facilities. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s New Castle facility is certified to the ISO 9001:2015 standard and the Eden Prairie facility is certified to both ISO 9001:2015 and ISO/IEC 17025:2017 standards, and the Lindon facility is certified to ISO 9001:2015.

Raw Materials

The Company purchases a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by the Company’s operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times; however, during 2022, the Company experienced shortages in certain electronic components resulting from the disruption in its supply chain caused by COVID-19 pandemic and related response measures. See Item 1A, Risk Factors – Public health crises, epidemics or pandemics, such as the continuing COVID-19 pandemic have had, and could in the future have, a negative impact on the Company’s business and operations.

The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2021, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2022 supply chain, and the Company plans to file its 2022 Form SD with the SEC in May 2023. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

In addition, the Company continues to monitor environmental, health and safety regulations in countries in which it operates throughout the world, in particular, European Union and China Restrictions on the use of certain Hazardous Substances in electrical and electronic equipment and European Union Waste Electrical and Electronic Equipment directives. Further information regarding these regulations is available on the Company’s website, www.waters.com, under the caption “About Waters / Corporate Governance”.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that extend, complement and update its existing product offering. The Company’s research and development expenditures for 2022, 2021 and 2020 were $176 million, $168 million and $141 million, respectively.

Nearly all of the Company’s LC products have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2022, 2021 and 2020, there were approximately 1,233, 1,150 and 1,112 employees, respectively, involved in the Company’s research and development efforts. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions. Despite the Company’s active research and development programs, there can be no assurance that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

In 2020, the Company opened a new research laboratory in Cambridge, MA, which serves as a strategic, collaborative space in the community, where Waters can partner with academia, research and industry to accelerate the next generation of scientific advancements.

Human Capital

We believe that our people differentiate our business and are vital to our continued success. As a result, we have made important investments in our workforce through initiatives and programs that support talent development and inclusion and enhance our Total Rewards programs.

Employees

The Company employed approximately 8,200, 7,800 and 7,400 employees at December 31, 2022, 2021 and 2020, respectively, with approximately 39% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations.

Talent Development

We believe that our future success depends in a significant part on our continued ability to attract and retain highly skilled employees and then contribute to the growth and development of these employees.

We further the growth and development of our employees by investing in various programs, digital platforms and workshops that build professional and technical skills. In addition, management periodically assesses succession planning for certain key positions and reviews our workforce to identify high potential employees for future growth and development.

Inclusion & Diversity

We believe inclusion is a core tenet of organizational success and that fostering a sense of inclusivity allows our employees to maximize their performance contribution to our business. In 2021, we hired our first Director of Diversity, Equity and Inclusion to help strategize and focus Waters’ inclusivity efforts. We celebrate difference and diversity in our Employee Circles, which are composed of employees from throughout the Company, which provide a forum in which to promote topics related to diversity and inclusion focusing on gender, people of color, veterans, disability and LGBTQ+ employees and allies. All employees are encouraged to participate in these Employee Circles at the local and global levels. We have also rolled out training to all employees to support an inclusive culture that values diverse perspectives.

We believe that part of fostering an inclusive and increasingly racially and ethnically diverse workforce requires understanding the makeup of our current employees. As of December 31, 2022, our workforce is:

•	32% female, with women occupying 34% of company leadership roles (defined as Senior Director or above) compared with 22% in 2017, a 12% increase; and

•	23% racially and/or ethnically diverse, with 11% of our workforce identifying as Asian, 4% as Black or African American, 7% identifying as Hispanic/Latinx and 1% identifying as two or more races.

Recruitment

Waters has focused on expanding diversity in our recruitment processes. We have developed hiring partnerships with agencies such as the National Organization of Black Chemists and Chemical Engineers, the National Society of Black Engineers, Recruit Military, Out in Tech and Fairygodboss to expand the pipeline of strong candidates.

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

In the markets served by Waters, the Company’s principal competitors include: Agilent Technologies, Inc., Shimadzu Corporation, Bruker Corporation, Danaher Corporation and Thermo Fisher Scientific Inc. In the markets served by TA, the Company’s principal competitors include: PerkinElmer, Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc., Malvern PANalytical Ltd., a subsidiary of Spectris plc, Anton-Paar GmbH and others not identified here.

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

The Company is sensitive to the growing global debate with respect to climate change. An internal sustainability working group develops increasingly robust data with respect to the Company’s utilization of carbon producing substances in an effort to continuously reduce the Company’s carbon footprint. In 2019, the Company published a sustainability report identifying the various actions and behaviors the Company adopted in 2018 concerning its commitment to both the environment and the broader topic of social responsibility. The Company has continued to annually publish a sustainability report, including the now-renamed ESG Report that the Company published on November 10, 2022, detailing the Company’s efforts to address its environmental impact and uphold its social responsibilities. See Item 1A, Risk Factors – The effects of climate change could harm the Company’s business, for more information on the potential significance of climate change legislation. See also Note 18 in the Notes to the Consolidated Financial Statements for financial information about geographic areas.

Available Information

The Company files or furnishes all required reports with the SEC. The Company is an electronic filer and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing website is http://www.sec.gov. The Company also makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The website address for Waters Corporation is http://www.waters.com and SEC filings can be found under the caption “Investors”. The Company is providing its website address solely for the information of investors. The Company does not intend the address to be an active link or to otherwise incorporate the contents of the website, including any reports that are noted in this annual report on Form 10-K as being posted on the website, into this annual report on Form 10-K (this “Annual Report”). Investors and others should note that we may announce material information to our investors using our investor relations website (ir.waters.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our Company, our business and other issues. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time.

Forward-Looking Statements

This Annual Report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	foreign currency exchange rate fluctuations potentially affecting translation of the Company’s future non-U.S. operating results, particularly when a foreign currency weakens against the U.S. dollar;

•

current global economic, sovereign and political conditions and uncertainties, including the effect of new or proposed tariff or trade regulations, changes in inflation and interest rates, the impacts and costs of war, in particular as a result of the ongoing conflict between Russia and Ukraine, and the possibility of further escalation resulting in new geopolitical and regulatory instability, the United Kingdom’s exit from the European Union and the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers;

•	the Company’s ability to access capital, maintain liquidity and service the Company’s debt in volatile market conditions;

•	risks related to the effects of the ongoing COVID-19 pandemic on our business, financial condition, results of operations and prospects;

•

changes in timing and demand for the Company’s products among the Company’s customers and various market sectors, particularly as a result of fluctuations in their expenditures or ability to obtain funding, as in the cases of academic, governmental and research institutions;

•	the introduction of competing products by other companies and loss of market share, as well as pressures on prices from customers and/or competitors;

•	changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors;

•	regulatory, economic and competitive obstacles to new product introductions, lack of acceptance of new products and inability to grow organically through innovation;

•	rapidly changing technology and product obsolescence;

•

risks associated with previous or future acquisitions, strategic investments, joint ventures and divestitures, including risks associated with contingent purchase price payments and expansion of our business into new or developing markets;

•	risks associated with unexpected disruptions in operations;

•	failure to adequately protect the Company’s intellectual property, infringement of intellectual property rights of third parties and inability to obtain licenses on commercially reasonable terms;

•	the Company’s ability to acquire adequate sources of supply and its reliance on outside contractors for certain components and modules, as well as disruptions to its supply chain;

•	risks associated with third-party sales intermediaries and resellers;

•

the impact and costs in connection with shifts in taxable income in jurisdictions with different effective tax rates, the outcome of ongoing and future tax examinations and changes in legislation affecting the Company’s effective tax rate;

•	the Company’s ability to attract and retain qualified employees and management personnel;

•	risks associated with cybersecurity and technology, including attempts by third parties to defeat the security measures of the Company and its third-party partners;

•

increased regulatory burdens as the Company’s business evolves, especially with respect to the U.S. Food and Drug Administration and U.S. Environmental Protection Agency, among others, and in connection with government contracts;

•

regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation and the ability of customers to obtain letters of credit or other financing alternatives;

•	risks associated with litigation and other legal and regulatory proceedings; and

•

the impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates in jurisdictions in which the Company operates, specifically as it relates to the Tax Cuts and Jobs Act (the “2017 Tax Act”) in the U.S.; and shifts in taxable income among jurisdictions with different effective tax rates.

Certain of these and other factors are further described below in Item 1A, Risk Factors, of this Annual Report. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Annual Report, and forward-looking statements in documents that are incorporated by reference hereto speak only as of the date of those documents. Such forward-looking statements are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 1A: Risk Factors

The Company is subject to risks and uncertainties, including, but not limited to, the following:

RISKS RELATED TO MACROECONOMIC CONDITIONS

The Company’s international operations may be negatively affected by political events, wars or terrorism, economic conditions and regulatory changes, related to either a specific country or a larger region. These potential political, currency and economic disruptions, as well as foreign currency exchange rate fluctuations, could have a material adverse effect on the Company’s results of operations or financial condition.

Approximately 70% and 72% of the Company’s net sales in 2022 and 2021, respectively, were outside of the United States and were primarily denominated in foreign currencies. During 2022, the U.S. dollar strengthened significantly against all other major currencies in the world, which resulted in foreign currency exchange rate fluctuations negatively impacting the Company’s sales growth by 5% and earnings per diluted share growth by 9% or $1.00. In addition, the Company has considerable manufacturing operations in Ireland and the U.K., as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the political, regulatory and economic environment, in particular, uncertainty regarding possible changes to foreign and domestic trade policy; the effect of the U.K.’s exit from the European Union as well as the financial difficulties and debt burden experienced by a number of European countries; impact and costs of terrorism or war, in particular as a result of the ongoing conflict between Russia and Ukraine, and the possibility of further escalation resulting in new geopolitical and regulatory instability; the instability and possible dissolution of the euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; trade protection measures including embargoes, sanctions and tariffs; differing tax laws and changes in those laws; restrictions on investments and/or limitations regarding foreign ownership; nationalization of private enterprises which may result in the confiscation of assets; credit risk and uncertainties regarding the collectability of accounts receivable; the impact of global health pandemics and epidemics, such as COVID-19; difficulties in protecting intellectual property; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.

In 2022, the Company generated approximately 19% of its total net sales from China. China’s government continues to play a significant role in regulating industry development by imposing sector-specific policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Accordingly, our financial position or results of operations can be adversely influenced by political, economic, legal, compliance, social and business conditions in China generally.

Additionally, the U.S. dollar value of the Company’s net sales, cost of sales, operating expenses, interest, taxes and net income varies with foreign currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies, particularly the euro, Japanese yen, British pound and Chinese renminbi, could have a material adverse effect or benefit on the Company’s results of operations or financial condition.

From time to time, the Company enters into certain foreign currency exchange contracts that are intended to offset some of the market risk associated with sales denominated in foreign currencies. We cannot predict the effectiveness of these transactions or their impact upon our future operating results, and from time to time they may negatively affect our quarterly earnings.

Global economic conditions may have an adverse effect on the demand for, and supply of, the Company’s products and harm the Company’s financial results.

The Company is a global business that may be adversely affected by changes in global economic conditions such as changes in the rate of inflation (including the cost of raw materials, commodities and supplies) and interest rates. These changes in global economic conditions may affect the demand for, and supply of, the Company’s products and services. This may result in a decline in sales in the future, increased rate of order cancellations or delays, increased risk of excess or obsolete inventories, longer sales cycles and potential difficulty in collecting sales proceeds. There can be no assurance regarding demand for the Company’s products and services in the future.

Disruption in worldwide financial markets could adversely impact the Company’s access to capital and financial condition.

Financial markets in the U.S., Europe and Asia have experienced times of extreme disruption, including, among other things, sharp increases in the cost of new capital, credit rating downgrades and bailouts, severely diminished capital availability and severely reduced liquidity in money markets. Financial and banking institutions have also experienced disruptions, resulting in large asset write-downs, higher costs of capital, rating downgrades and reduced desire to lend money. There can be no assurance that there will not be future deterioration or prolonged disruption in financial markets or financial institutions. Any future deterioration or prolonged disruption in financial markets or financial institutions in which the Company participates may impair the Company’s ability to access its existing cash, utilize its existing syndicated bank credit facility funded by such financial institutions or access sources of new capital, which it may need to meet its capital needs. The cost to the Company of any new capital raised and interest expense would increase if this were to occur.

Public health crises, epidemics or pandemics, such as the continuing COVID-19 pandemic have had, and could in the future have, a negative impact on the Company’s business and operations.

Public health crises, epidemics or pandemics have had, and could in the future have, a negative impact on our business and operations. In particular, the COVID-19 pandemic has disrupted and may continue to disrupt the Company’s business. The Company operates in over 35 countries, including those in the regions most impacted by the COVID-19 pandemic. In response to the COVID-19 pandemic, governments of most countries, including the United States, as well as private businesses, implemented numerous measures attempting to contain and mitigate the effects of COVID-19. While these restrictions have been lifted or eased in many jurisdictions, a resurgence of COVID-19 in certain countries, particularly in China, has resulted in an increased number of cases, and may slow, halt or reverse the reopening process. Such measures have had and are expected to continue to have adverse impacts on the United States and foreign economies of uncertain severity and duration, and have had and may continue to have a negative impact on the Company’s operations, including Company sales and cash flow.

For example, the COVID-19 pandemic has and may continue to have a significant impact on our supply chain if our manufacturing facilities or those of third parties to whom we outsource certain manufacturing processes, the distribution centers where our inventory is managed or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. The current logistic and supply chain issues being experienced throughout the world have made it more difficult for us to manage our operations and as such we cannot provide any assurances that any further disruptions in the logistics and supply chains will not have a material impact on our future financial results and cashflows. We have and may continue to have disruptions or delays in shipments of certain materials or components of our products.

The COVID-19 pandemic has caused the Company to take measures to modify its business practices. We have invested in maintaining safe work environments for our employees by, among other things, adding work from home flexibility, adjusting attendance policies to encourage those who are sick to stay at home and establishing new physical distancing and safety procedures for employees. Further, the Company has modified policies regarding employee travel and physical participation in meetings, events and conferences. The Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of, among others, its employees, customers, third-party sales intermediaries and suppliers. The Company’s change in business practices may result in the Company experiencing lower workforce efficiency and productivity. In addition, as Company employees work from home and access the Company’s systems remotely, the Company may be subject to heightened security risks, including the risks of cyber-attacks. Although we are in re-opening phases for our corporate and other facilities, such re-openings may face future closure requirements. There is no certainty that the Company’s measures will be sufficient to mitigate the risks posed by COVID-19, and the Company’s ability to perform critical functions could be adversely impacted. Furthermore, the Company’s business could be adversely affected if any of the Company’s key management employees are unable to perform their duties for a period of time, including as a result of illness.

The degree to which COVID-19 or any other public health crisis ultimately affects the Company’s business, financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted.

RISKS RELATED TO OUR BUSINESS

The Company’s financial results are subject to changes in customer demand, which may decrease for a number of reasons, many beyond the Company’s control.

The demand for the Company’s products is dependent upon the size of the markets for its LC, LC-MS, thermal analysis, rheometry and calorimetry products; the timing and level of capital spending and expenditures of the Company’s customers; changes in governmental regulations, particularly those affecting drug, food and drinking water testing; funding available to academic, governmental and research institutions; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. The Company typically experiences an increase in sales in its fourth quarter as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year-end. However, there can be no assurance that the Company will effectively forecast customer demand and appropriately allocate research and development expenditures to products with high growth and high margin prospects. Additionally, there can be no assurance that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of uncertain global economic conditions.

The analytical instrument market may also, from time to time, experience low sales growth. Approximately 59% and 60% of the Company’s net sales in 2022 and 2021, respectively, were to worldwide pharmaceutical accounts, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

Competitors may introduce more effective or less expensive products than the Company’s, which could result in decreased sales. The competitive landscape may transform as a result of potential changes in ownership, mergers and continued consolidations among the Company’s competitors, which could harm the Company’s business.

The analytical instrument market, and, in particular, the portion related to the Company’s HPLC, UPLC, LC-MS, thermal analysis, rheometry and calorimetry product lines, is highly competitive. The Company encounters competition from several international instrument suppliers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are generally more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. Over the years, some competitors have merged with other competitors for various reasons, including increasing product line offerings, improving market share and reducing costs. There can be no assurance that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurance that the Company’s sales and marketing forces will compete successfully against the Company’s competitors in the future.

Strategies for organic growth require developing new technologies and bringing these new technologies to market, which could negatively impact the Company’s financial results.

The Company’s corporate strategy is fundamentally based on winning through organic innovation and deep application expertise. The Company is in the process of developing new products with recently acquired technologies. The future development of these new products will require a significant amount of spending over the next few years before any significant, robust sales will be realized. Furthermore, these new products will be sold into both the non-clinical and clinical markets, and any new products requiring FDA clearance may take longer to bring to market. There can be no assurance given as to the timing of these new product launches and the ultimate realization of sales and profitability in the future.

In addition, the Company’s products are subject to rapid changes in technology. Rapidly changing technology could make some or all of our product lines obsolete unless the Company is able to continually improve our existing products and develop new products. If the Company fails to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, the Company’s product sales may decline, and we could experience an adverse effect on our results of operations or financial condition.

The Company may face risks associated with previous or future acquisitions, strategic investments, joint ventures and divestitures.

In the normal course of business, the Company may engage in discussions with third parties relating to possible acquisitions, strategic investments, joint ventures and divestitures. The Company may pursue transactions that complement or augment its existing products and services. Such transactions involve numerous risks, including difficulties in integrating the acquired operations, technologies and products; diversion of management’s attention from other business concerns; inability to predict financial results; potential departures of key employees of the acquired company; and difficulties in effectively transferring divested businesses and liabilities. If the Company successfully identifies acquisitions in the future, completing such acquisitions may result in new issuances of the Company’s stock that may be dilutive to current owners; increases in the Company’s debt and contingent liabilities; and additional amortization expense related to intangible assets. Acquired businesses may also expose the Company to new risks and new markets, and the Company may have difficulty addressing these risks in a cost-effective and timely manner. Any of these transaction-related risks could have a material adverse effect on the Company’s profitability. In addition, the Company may not be able to identify, successfully complete, or integrate potential acquisitions in the future. Even if the Company can do so, it cannot be sure that these acquisitions will have a positive impact on the Company’s business or operating results.

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

A successful product liability claim brought against the Company in excess of, or outside the coverage of, the Company’s insurance coverage could have a material adverse effect on our business, financial condition and results of operations. The Company may not be able to maintain product liability insurance on acceptable terms, if at all, and insurance may not provide adequate coverage against potential liabilities.

Disruption of operations at the Company’s manufacturing facilities could harm the Company’s financial condition.

The Company manufactures LC instruments at facilities in Milford, Massachusetts and through a subcontractor in Singapore; precision chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Wilmslow, England, Solihull, England and Wexford, Ireland; thermal analysis and rheometry products at its facilities in New Castle, Delaware; and other instruments and consumables at various other locations as a result of the Company’s acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility or other reasons, could harm our customer relationships, impede our ability to generate sales and have a material adverse effect on the Company’s results of operations or financial condition.

Failure to adequately protect intellectual property could have materially adverse effects on the Company’s results of operations or financial condition.

Our success depends on our ability to obtain, maintain, and enforce patents on our technology, maintain our trademarks, and protect our trade secrets. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Additionally, there could be successful claims against the Company by third-party patent holders with respect to certain Company products that may infringe the intellectual property rights of such third parties. In the event that a claim relating to intellectual property is asserted against the Company, or third parties hold pending or issued patents that relate to the Company’s products or technology, the Company may seek licenses to such intellectual property or challenge those patents. However, the Company may be unable to obtain these licenses on commercially reasonable terms, if at all, and the challenge of the patents may be unsuccessful. The Company’s failure to obtain the necessary licenses or other rights could impact the sale, manufacture, or distribution of its products and, therefore, could have a material adverse effect on its results of operations and financial condition. The Company’s patents, including those licensed from others, expire on various dates.

The Company also relies on trade secrets and proprietary know-how with which it seeks to protect its products, in part, by confidentiality agreements with its collaborators, employees and consultants. These agreements may not adequately protect the Company’s trade secrets and other proprietary rights. These agreements may be breached, and the Company may not have adequate remedies for any breach. In addition, the Company’s trade secrets may otherwise become known or be independently developed by its competitors. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations or financial condition.

The Company’s business would suffer if the Company were unable to acquire adequate sources of supply.

Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply. Consolidation among such suppliers could also result in other limited or sole-source suppliers for the Company in the future. Disruption of these sources could have, at a minimum, a temporary adverse effect on shipments and the financial results of the Company. In addition, price increases from these suppliers could have an adverse effect on the Company’s margins. A prolonged inability to obtain certain materials or components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationships with its customers and, accordingly, adversely affect the Company’s business.

The Company’s sales would deteriorate if the Company’s outside contractors fail to provide necessary components or modules.

Certain components or modules of the Company’s LC and MS instruments are manufactured by outside contractors, including the manufacturing of LC instrument systems and related components by contract manufacturing firms in Singapore. The ability of these contractors to perform their obligations is largely outside of the Company’s control. Failure by these outside contractors to perform their obligations in a timely manner or at satisfactory quality levels could have an adverse effect on the supply chain and the financial results of the Company. In addition, if one or more of such contractors experience significant disruption in services or institute a significant price increase, the Company may have to seek alternative providers, its costs could increase and the delivery of its products could be prevented or delayed. A prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

The Company’s business could be harmed by actions of third-party sales intermediaries and other third parties that sell our products.

The Company sells some products through third parties, including third-party sales intermediaries and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks and compliance risks. We may rely on one or a few key third-party sales intermediaries for a product or market and the loss of these third-party sales intermediaries could reduce our revenue or net earnings. Third-party sales intermediaries may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable. Moreover, violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or similar anti-bribery laws by distributors or other third-party intermediaries could materially and adversely impact our business, reputation and results of operations. Risks related to our use of third-party sales intermediaries and other third parties may reduce sales, increase expenses and weaken our competitive position.

The Company is subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm its business by leading to a reduction in revenues associated with these customers.

The Company derives a portion of its revenue from direct and indirect sales to U.S. federal, state and local as well as foreign governments and their respective agencies, and, as a result, it is subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. The Company is also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment, which could negatively impact the Company’s business and operations. If the Company’s government contracts are terminated, if it is suspended from government work or if its ability to compete for new contracts is adversely affected, the Company’s business could be negatively impacted.

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

As a global business, the Company is subject to tax audit examinations in various jurisdictions throughout the world. The Company must manage the cost and disruption of responding to governmental audits, investigations and proceedings. In addition, the impact of the settlement of pending or future tax audit examination could have an unfavorable effect on the Company’s income tax expense, effective tax rate and results of operations.

The Company may be required to recognize impairment charges for our goodwill and other intangible assets.

As of December 31, 2022, the net carrying value of the Company’s goodwill and other intangible assets totaled approximately $658 million. In accordance with generally accepted accounting principles, the Company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to the Company’s business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines or increases in associated discount rates can impair the Company’s goodwill and other intangible assets. Any charges relating to such impairments adversely affect the Company’s financial statements in the periods recognized.

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

The operation of the Company requires managerial and operational expertise. None of the Company’s key management employees, with the exception of the Chief Executive Officer and Chief Financial Officer, have an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. If, for any reason, other key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected. The Company’s success also depends on its ability to execute leadership succession plans. The inability to successfully transition key management roles could have a material adverse effect on the Company’s operating results.

RISKS RELATED TO CYBERSECURITY

Disruption, cyber-attack or unforeseen problems with the security, maintenance or upgrade of the Company’s information and web-based systems could have an adverse effect on the Company’s operations and financial condition.

The Company relies on its technology infrastructure and that of its third-party partners, including its software and banking partners, among other functions, to interact with suppliers, sell products and services, fulfill contract obligations, ship products, collect and make electronic wire and check based payments and otherwise conduct business. The Company’s technology infrastructure and that of its third-party partners has been, and may in the future be, vulnerable to damage or interruption from, but not limited to, natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, ransomware, unauthorized access to customer or employee data, unauthorized access to and funds transfers from Company bank accounts and other attempts to harm the Company’s systems. In the event of such an incident, the Company has in the past, and may in the future, suffer interruptions in service, loss of assets or data or reduced functionality. The Company attempts to mitigate cybersecurity risks by employing a number of proactive measures, including mandatory ongoing employee training and awareness, technical security controls, enhanced data protection and maintenance of backup and protective systems. Despite these mitigation measures, the Company’s systems and those of its partners remain potentially vulnerable to cybersecurity threats, any of which could have a material adverse effect on the Company’s business. To date, cybersecurity incidents have not resulted in a material adverse impact to the Company’s business or operations, but there can be no guarantee it will not experience such an impact. Additionally, the Company must maintain and periodically upgrade its information and web-based systems, which has caused and will in the future cause temporary interruptions to its technology infrastructure. Any prolonged disruption to the Company’s technology infrastructure, at any of its facilities, could have a material adverse effect on the Company’s results of operations or financial condition. While the Company maintains cyber insurance, this insurance may not, however, be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of its systems.

If the Company’s security measures are compromised or fail to adequately protect its technology infrastructure, research and development efforts or manufacturing operations, the Company’s products and services may be perceived as vulnerable or unreliable, the information protected by the Company’s controls and processes may be subject to unauthorized access, acquisition or modification, the Company’s brand and reputation could be damaged, the services that the Company provides to its customers could be disrupted, and customers may stop using the Company’s products and services, all of which could reduce the Company’s revenue and earnings, increase its expenses and expose it to legal claims and regulatory actions.

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

RISKS RELATED TO COMPLIANCE, REGULATORY OR LEGAL MATTERS

Changes in governmental regulations and compliance failures could harm the Company’s business.

The Company is subject to regulation by various federal, state and foreign governments and agencies in areas including, among others, health and safety, import/export, privacy and data protection, FCPA and environmental laws and regulations. A portion of the Company’s operations are subject to regulation by the FDA and similar foreign regulatory agencies. These regulations are complex, can change frequently and govern an array of product activities, including design, development, labeling, manufacturing, promotion, sales and distribution. Any failure by the Company to comply with applicable governmental regulations could result in product recalls, the imposition of fines, restrictions on the Company’s ability to conduct or expand its operations or the cessation of all or a portion of its operations. Additionally, the Company develops, configures and markets its products and services to meet customer needs created by these regulations, and any significant change in regulations could reduce demand for its products, increase its expenses or otherwise materially impact its financial position and results of operations.

Regulators globally are increasingly imposing greater fines and penalties for privacy and data protection violations, and the European Union, as an example, has enacted a broad data protection regulation with fines based on a percentage of global revenues. Changes in laws or regulations associated with enhanced protection of certain sensitive types of personal information, such as information related to health, could greatly increase the cost of compliance and the cost of providing the Company’s products or services. Any failure, or perceived failure, by the Company to comply with laws and regulations on privacy, data security or consumer protection, or other policies, public perception, standards, self-regulatory requirements or legal obligations, could result in lost or restricted business, proceedings, actions or fines brought against the Company or levied by governmental entities or others, or could otherwise adversely affect the business and harm the Company’s reputation.

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

The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which require disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2021, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2022 supply chain, and the Company plans to file its 2022 Form SD with the SEC in May 2023. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

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

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship and sustainability, support for local communities, director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to conduct business with us.

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

The Company is subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the ordinary course of business that can adversely affect our business, results of operations and financial condition.

From time to time, the Company and its subsidiaries are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the ordinary course of business, as well as regulatory subpoenas, requests for information, investigations and enforcement. Defending or otherwise responding to these matters can divert the Company’s management’s attention and may cause it to incur significant expenses. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. These estimates and assumptions must be made due to certain information used in preparation of our financial statements which is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. The Company believes that the accounting related to revenue recognition, goodwill and intangible assets, income taxes, uncertain tax positions, litigation, business combinations and asset acquisitions and inventory valuation involves significant judgments and estimates. Actual results for all estimates could differ materially from the estimates and assumptions used, which could have a material adverse effect on our financial condition and results of operations.

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

The Company had $1.6 billion in debt and $481 million in cash, cash equivalents and investments as of December 31, 2022. As of December 31, 2022, the Company also had the ability to borrow an additional $1.5 billion from its existing, committed credit facility. All but a small portion of the Company’s debt was in the U.S. There is a substantial cash requirement in the United States to fund operations and capital expenditures, service debt interest obligations, finance potential United States acquisitions and continue authorized stock repurchase programs. As such, the Company’s financial condition and results of operations could be adversely impacted if the Company is unable to generate and maintain a sufficient level of cash flow to address these requirements through (1) cash from operations, (2) the Company’s ability to access its existing cash and revolving credit facility, (3) the ability to expand the Company’s borrowing capacity and (4) other sources of capital obtained at an acceptable cost.

Debt covenants, and the Company’s failure to comply with them, could negatively impact the Company’s capital and financial results.

The Company’s existing debt is, and future debt may be, subject to restrictive debt covenants that limit the Company’s ability to engage in certain activities that could otherwise benefit the Company. These debt covenants include restrictions on the Company’s ability to enter into certain contracts or agreements, which may limit the Company’s ability to make dividend or other payments, secure other indebtedness, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the Company’s assets. The Company is also required to meet specified financial ratios under the terms of the Company’s debt agreements. The Company’s ability to comply with these financial restrictions and all other covenants is dependent on the Company’s future performance, which is subject to, but not limited to, prevailing economic conditions and other factors, including factors that are beyond the Company’s control, such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. Failure to comply with restrictive debt covenants that are not waived or cured could result in an event of default under the applicable debt instrument, which could permit acceleration of the applicable debt and require the Company to prepay the debt before its scheduled due date.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Waters Corporation operates 19 United States facilities and 70 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations (1)

Location	Function (2)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Cambridge, MA	R, S	Leased
Eden Prairie, MN	M, R, S, D, A	Leased
Nixa, MO	M, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Beijing, China	S, A	Leased
Shanghai, China	R, S, A	Leased
Solihull, England	M, A	Owned
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Hüllhorst, Germany	M, R, S, D, A	Owned
Hong Kong	S, A	Leased
Wexford, Ireland	M, R, D, A	Owned
Bangalore, India	M, S, D, A	Owned
Etten-Leur, Netherlands	S, D, A	Owned
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	The Company operates more than one primary facility within certain states and foreign countries.
(2)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 9 field offices in the United States and 57 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (3)

United States	International

Costa Mesa, CA	Australia	Hungary	Norway
Pleasanton, CA	Austria	India	People’s Republic of China

United States	International
Wood Dale, IL	Belgium	Ireland	Portugal
Carmel, IN	Brazil	Israel	Poland
Columbia, MD	Canada	Italy	Puerto Rico
Morrisville, NC	Czech Republic	Japan	Spain
Parsippany, NJ	Denmark	Korea	Sweden
Plymouth Meeting, PA	Finland	Malaysia	Switzerland
Bellaire, TX	France	Mexico	Taiwan
	Germany	Netherlands	United Arab Emirates
United Kingdom

(3)	The Company operates more than one field office within certain states and foreign countries.

Item 3: Legal Proceedings

From time to time, the Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings covering a wide range of matters that arise in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is registered under the Exchange Act and is listed on the New York Stock Exchange under the symbol “WAT”. As of February 24, 2023, the Company had 75 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of the Board of Directors and will depend on restrictions and other factors the Board of Directors may deem relevant. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2022, 2021 and 2020.

Securities Authorized for Issuance under Equity Compensation Plans

Equity compensation plan information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this document and should be considered an integral part of this Item 5.

Stock Price Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative total return on $100 invested as of December 31, 2017 (the last day of public trading of the Company’s common stock in fiscal year 2017) through December 31, 2022 (the last day of public trading of the common stock in fiscal year 2022) in the Company’s common stock, the NYSE Market Index, the SIC Code 3826 Index and the S&P 500 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2017

AMONG WATERS CORPORATION, NYSE MARKET INDEX, SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS AND S&P 500 INDEX

	2017	2018	2019	2020	2021	2022
WATERS CORPORATION	100.00	97.65	120.94	128.07	192.87	177.33
NYSE MARKET INDEX	100.00	91.05	114.28	122.26	147.54	133.75
SIC CODE INDEX	100.00	95.62	125.72	148.85	191.58	156.89
S&P 500 INDEX	100.00	109.38	135.10	179.41	220.97	147.77

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the last three months of 2022 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
October 2, 2022 to October 29, 2022	174	$282.93	174	$368,795
October 30, 2022 to November 26, 2022	147	$318.78	147	$321,997
November 27, 2022 to December 31, 2022	154	$342.87	154	$269,297

Total	475	$313.46	475	$269,297

(1)	The Company repurchased approximately two thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock during the last three months of 2022.
(2)

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This program replaced the remaining amounts available under the pre-existing authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increases the total authorization level to $4.8 billion, an increase of $750 million. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

Item 6: Reserved

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company has two operating segments: WatersTM and TATM. Waters products and services primarily consist of high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLCTM” and, together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and precision chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, biochemical, industrial, nutritional safety, environmental, academic and government customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products.

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

Financial Overview

The Company’s operating results are as follows for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands, except per share data):

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenues:
Product sales	$1,988,169	$1,822,070	$1,497,333	9%	22%
Service sales	983,787	963,804	868,032	2%	11%

Total net sales	2,971,956	2,785,874	2,365,365	7%	18%
Costs and operating expenses:
Cost of sales	1,248,182	1,156,533	1,006,689	8%	15%
Selling and administrative expenses	658,026	626,968	553,698	5%	13%
Research and development expenses	176,190	168,358	140,777	5%	20%
Purchased intangibles amortization	6,366	7,143	10,587	(11%)	(33%)
Asset impairments	—	—	6,945	* *	* *
Acquired in-process research and development	9,797	—	—	* *	* *
Litigation provision	—	5,165	1,180	* *	* *

Operating income	873,395	821,707	645,489	6%	27%
Operating income as a % of sales	29.4%	29.5%	27.3%
Other income (expense), net	2,228	17,203	(1,775)	(87%)	* *
Interest expense, net	(37,777)	(32,717)	(32,800)	15%	—

Income before income taxes	837,846	806,193	610,914	4%	32%
Provision for income taxes	130,091	113,350	89,343	15%	27%

Net income	$707,755	$692,843	$521,571	2%	33%

Net income per diluted common share	$11.73	$11.17	$8.36	5%	34%

**	Percentage not meaningful

The Company’s net sales increased 7% in 2022 as compared to 2021, and 18% in 2021 as compared to 2020. The sales growth in 2022 and 2021 was driven by strong customer demand across most major geographies, end markets, and product categories. The increase in sales in 2021 was also impacted by the increase in demand for our products and services as our customers returned to pre-pandemic levels of operations. Foreign currency translation decreased total sales growth by 5% in 2022 as the U.S. dollar strengthened significantly against all other major currencies in the world, which negatively impacted our sales and operating profits. Foreign currency translation increased total sales growth by 2% in 2021.

Instrument system sales increased 11% and 23% in 2022 and 2021, respectively. Such increases were attributable to the broad-based increase in customer demand across all existing and newly introduced LC, LC-MS and Thermal Analysis instrument system sales. Foreign currency translation decreased instrument system sales growth by 5% in 2022 and had minimal impact on sales growth in 2021. Recurring revenues (combined sales of precision chemistry consumables and services) increased 3% and 13% in 2022 and 2021, respectively, with foreign currency translation decreasing sales growth by 6% in 2022 and increasing sales growth by 2% in 2021.

Operating income was $873 million in 2022, an increase of 6% as compared to 2021. This increase was primarily a result of the increase in sales volume and pricing increases, partially offset by higher electronic component and freight inflationary costs and the negative effect of foreign currency translation. The effect of foreign currency translation lowered operating income by approximately $71 million during 2022.

Operating income increased 27% in 2021 as compared to 2020. This increase was primarily a result of the increase in sales volumes caused by our customers resuming laboratory and manufacturing operations throughout the world as they returned to pre-pandemic levels of operations and the favorable impact of foreign currency translation. The operating income increase was partially offset by the restoration of expenses that had been decreased in 2020 which consisted of a series of cost reduction actions that included salary reductions, furloughs and reductions in non-essential spending that increased operating income by approximately $100 million in 2020. During 2021, the effect of foreign currency translation increased operating income by approximately $19 million.

Operating income as a percentage of sales was 29.4%, 29.5% and 27.3% in 2022, 2021 and 2020, respectively. The 2020 operating income percentage decreased as a result of the decrease in sales volume due to the COVID-19 pandemic.

The Company’s effective tax rates were 15.5%, 14.1% and 14.6% for 2022, 2021 and 2020, respectively. Net income per diluted share was $11.73, $11.17 and $8.36 in 2022, 2021 and 2020, respectively.

The Company generated $612 million, $747 million and $791 million of net cash flows provided by operating activities in 2022, 2021 and 2020, respectively. The decrease in 2022 operating cash flow was primarily a result of higher inventory levels, slower cash collections and higher incentive compensation payments in 2022 compared to 2021.

Net cash used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $176 million, $161 million and $172 million in 2022, 2021 and 2020, respectively. The cash flows used in investing activities in 2022, 2021 and 2020 included $32 million, $49 million and $70 million, respectively, of capital expenditures related to the major expansion of the Company’s precision chemistry consumable operations in the United States.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization level by $750 million to $4.8 billion. During the years ended December 31, 2022 and 2021, the Company repurchased $616 million and $640 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

On February 14, 2023, the Company entered into an agreement to acquire all issued and outstanding equity interests of Wyatt Technology for $1.4 billion in cash at closing, subject to customary adjustments. Wyatt Technology is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The Company will finance this acquisition through cash on its balance sheet and existing borrowing capacity that is available on its revolving credit facility. The agreement contains certain customary termination rights, including the right of the sellers to terminate this transaction if it has not been completed by June 14, 2023, subject to automatic extension to August 14, 2023 if certain regulatory approvals are not obtained by such date. If this were to occur, the Company would be required to pay the sellers a one-time fee in the amount of $15 million if the agreement is validly terminated and not consummated in accordance with the closing conditions set forth in the agreement. This transaction is expected to close in the second quarter of 2023, subject to regulatory approvals and other customary closing conditions.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net Sales:
Asia:
China	$565,143	$521,128	$404,352	8%	29%
Japan	167,220	182,597	179,815	(8%)	2%
Asia Other	399,380	372,040	315,010	7%	18%

Total Asia	1,131,743	1,075,765	899,177	5%	20%
Americas:
United States	886,140	774,014	678,313	14%	14%
Americas Other	169,495	151,206	119,529	12%	27%

Total Americas	1,055,635	925,220	797,842	14%	16%
Europe	784,578	784,889	668,346	—	17%

Total net sales	$2,971,956	$2,785,874	$2,365,365	7%	18%

Geographically, the Company’s sales growth in 2022 and 2021 was broad-based across most major regions. Foreign currency translation decreased total sales growth by 5% in 2022 as the U.S. dollar strengthened significantly against all other major currencies. The geographies that were the most negatively impacted by the strengthening of the U.S. dollar in 2022 were Europe and Japan, as the weakening of the euro and Japanese yen lowered sales growth in Europe and Japan by 10% and 17%, respectively, in 2022. In 2022, sales increased 5% in Asia, 14% in the Americas, and were flat in Europe, with the effect of foreign currency translation decreasing sales growth by 7% in Asia, and 10% in Europe. China sales increased 8% in 2022 with foreign currency translation decreasing China sales growth by 2% in 2022. This increase in China sales was driven by strong customer demand for our products and services despite the negative impact that the COVID-19 pandemic had on our business in China in 2022. The latest COVID-19 pandemic lockdowns and reopening in China made it difficult to conduct normal business operations in 2022, and the Company’s future sales growth may be negatively impacted if future lockdowns were to occur for a prolonged period in the future.

The sales growth in 2021 across all geographies was driven by increased demand for our products and services as a result of our customers resuming laboratory and manufacturing operations, as well as the pent-up demand from 2020 caused by the COVID-19 pandemic.

Sales by Trade Class

Net sales by customer class are presented below for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Pharmaceutical	$1,751,665	$1,667,061	$1,386,966	5%	20%
Industrial	909,805	829,204	707,772	10%	17%
Academic and government	310,486	289,609	270,627	7%	7%

Total net sales	$2,971,956	$2,785,874	$2,365,365	7%	18%

Sales to pharmaceutical customers increased 5% and 20% in 2022 and 2021, respectively, with foreign currency translation decreasing pharmaceutical sales by 5% in 2022 and increasing sales by 1% in 2021. The sales growth in 2021 for each customer class was driven by the increased demand as our customers returned to pre-pandemic levels of operations. The pharmaceutical sales growth in 2022 was driven by strong growth in most major regions, partially offset by the negative impact from foreign currency translation. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 10% and 17% in 2022 and 2021, respectively, with foreign currency translation decreasing sales growth by 5% in 2022 and increasing sales growth by 2% in 2021. Combined sales to academic and government customers increased 7% in both 2022 and 2021, with foreign currency translation decreasing academic and government sales growth by 6% in 2022 and increasing sales growth by 2% in 2021. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,						% change
	2022	% of Total	2021	% of Total	2020	% of Total	2022 vs. 2021	2021 vs. 2020
Waters instrument systems	$1,210,456	46%	$1,089,248	44%	$890,855	42%	11%	22%
Chemistry consumables	525,399	20%	507,209	21%	432,080	20%	4%	17%

Total Waters product sales	1,735,855	66%	1,596,457	65%	1,322,935	62%	9%	21%
Waters service	890,607	34%	876,626	35%	794,189	38%	2%	10%

Total Waters net sales	$2,626,462	100%	$2,473,083	100%	$2,117,124	100%	6%	17%

Waters products and service sales increased 6% and 17% in 2022 and 2021, respectively, with the effect of foreign currency translation decreasing Waters sales growth by 6% in 2022 and increasing sales growth by 2% in 2021. Waters instrument system sales (LC and MS technology-based) grew 11% and 22% in 2022 and 2021, respectively, with foreign currency translation lowering sales growth by 5% in 2022. The increase in the Waters instrument system sales in 2022 and 2021 can be attributed to the strong customer demand for our existing products as well as the introduction of our new ArcTM HPLC, ACQUITYTM Premier and XEVOTM TQ Absolute products. The increase in Waters chemistry consumables sales was primarily due to the strong demand in most major geographies, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers and partially offset by the negative impact from foreign currency translation which decreased sales by 5%. Waters service sales increased due to higher service demand billing, particularly in China and the United States, partially offset by the negative impact from foreign currency translation which decreased by 6%.

In 2021, the increase in Waters products and service sales was due to customer demand increasing to pre-pandemic levels as customer laboratories and manufacturing facilities continued to return to normal operations. In addition, sales growth in 2021 benefited from the growing contributions made by the Company’s recent introductions of new higher-performing products which included the ACQUITY PREMIER System, Arc Premier HPLC System and Multi-Reflecting ToF mass spectrometers.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,						% change
	2022	% of Total	2021	% of Total	2020	% of Total	2022 vs. 2021	2021 vs. 2020
TA instrument systems	$252,314	73%	$225,613	72%	$174,398	70%	12%	29%
TA service	93,180	27%	87,178	28%	73,843	30%	7%	18%

Total TA net sales	345,494	100%	312,791	100%	248,241	100%	10%	26%

TA instrument system and service sales growth in 2022 and 2021 was broad-based across most major geographies increasing 10% and 26%, respectively. These increases were primarily driven by strong customer demand for our thermal analysis instruments and services. The increase in TA instrument systems and TA service sales in 2022 was driven by strength in China and the Americas, while the increase in 2021 was driven by strength in all major regions. In 2021, the increase in TA products and service sales was also due to customer demand increasing to pre-pandemic levels as customer laboratories and manufacturing facilities continued to return to normal operations. The effect of foreign currency translation decreased TA’s sales growth by 6% in 2022 and increased sales by 1% in 2021.

Cost of Sales

Cost of sales increased 8% in 2022 as compared to 2021, primarily due to the increase in sales volumes during the year as well as an increase in electronic component and freight inflationary costs. In 2021, cost of sales increased 15% as compared to 2020, primarily due to the increase in sales volumes during the year, the reinstatement in 2021 of expenses that had been reduced as a result of the COVID-19 pandemic in 2020 that consisted of salary reductions, furloughs and reductions in non-essential spending as well as an increase in freight costs.

Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to decrease gross profit during 2023.

Selling and Administrative Expenses

Selling and administrative expenses increased 5% and 13% in 2022 and 2021, respectively. The increase in selling and administrative expenses in 2022 can be attributed to higher salary merit and variable incentive compensation costs due to an increase in the number of employees. The increase in selling and administrative expenses in 2021 as compared to 2020 can be attributed to the higher salary merit and variable incentive compensation costs as well as the impact of the reinstatement of salary reductions, furloughs and reductions in non-essential spending that occurred in 2020 as a result of the COVID-19 pandemic. The effect of foreign currency translation decreased selling and administrative expenses by 4% in 2022 and increased expenses by 1% in 2021.

As a percentage of net sales, selling and administrative expenses were 22.1%, 22.5% and 23.4% for 2022, 2021, and 2020, respectively.

Research and Development Expenses

Research and development expenses increased 5% and 20% in 2022 and 2021, respectively. The increase in research and development expenses in 2022 was impacted by additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives. The impact of foreign currency exchange decreased expenses by 3% and 1% in 2022 and 2021, respectively.

Acquired In-Process Research & Development

In 2022, the Company completed an asset acquisition in which the CDMS technology assets of Megadalton were acquired for approximately $10 million in total purchase price, of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029. This CDMS technology makes it possible to analyze extremely large proteins and protein complexes used in cell and gene therapies that would otherwise be difficult to analyze with conventional mass spectrometry. Once this technology is further developed, we anticipate that it will extend the capabilities of our mass spectrometry portfolio for a broader set of applications, and as such, the cost of this technology asset has been accounted for as Acquired In-Process Research and Development and expensed as part of costs and operating expenses in the statement of operations.

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

Other Income (Expense), net

In 2022, the Company sold equity investments for $10 million in cash and recorded gains on the sales of approximately $7 million in other income (expense), net on the statement of operations. The Company also incurred $6 million in losses on equity investments within other income (expense), net on the statement of operations.

In 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $10 million in guaranteed payments, including minimum royalty payments. In 2021, the Company recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment that the Company does not have the ability to exercise significant influence over.

Interest Expense, net

Net interest expense in 2022 increased $5 million as compared to 2021 due to the lower interest income benefit from the lower notional amount of interest rate cross currency swap agreements. Net interest expense in 2021 remained consistent with 2020 as the increase in the average debt balance in 2021 was offset by the impact of lower interest rates.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of December 31, 2022. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. Prior to April 1, 2021, the Company had a tax exemption on income arising from qualifying activities in Singapore based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and maintained through March 2021. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $20 million, $20 million and $21 million, and increased the Company’s net income per diluted share by $0.33, $0.32 and $0.33 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company’s effective tax rate for the years ended December 31, 2022, 2021 and 2020 was 15.5%, 14.1% and 14.6%, respectively. The increase in the Company’s effective tax rate in 2022 can primarily be attributed to the impact of the change in the U.S. tax law that now requires research and development expenditures to be capitalized and amortized. This change in tax law increased the Company’s 2022 effective tax rate, through the Global Intangible Low-Taxed Income (“GILTI”) provision, by approximately 1.5%. The remaining differences in the effective tax rate are primarily attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates and a tax benefit of $7 million on stock-based compensation.

The 2021 effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $10 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.

The 2020 effective tax rate differed from the U.S. federal statutory tax rate primarily due to the jurisdictional mix of earnings, a $13 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$707,755	$692,843	$521,571
Depreciation and amortization	130,423	131,680	125,361
Stock-based compensation	42,564	29,918	36,865
Deferred income taxes	(31,988)	16,633	(2,693)
Asset impairments	—	—	6,945
Observable unrealized gain on investment	—	(9,707)	—
Acquired in-process research and development and other non-cash items	10,003	—	—
Change in accounts receivable	(137,874)	(62,448)	37,467
Change in inventories	(101,902)	(67,250)	18,940
Change in accounts payable and other current liabilities	60,984	46,110	140,598
Change in deferred revenue and customer advances	12,862	37,845	11,073
Other changes	(81,166)	(68,350)	(105,620)

Net cash provided by operating activities	611,661	747,274	790,507
Net cash used in investing activities	(107,967)	(231,630)	(264,094)
Net cash used in financing activities	(509,633)	(438,275)	(440,502)
Effect of exchange rate changes on cash and cash equivalents	(14,766)	(12,830)	15,069

(Decrease) increase in cash and cash equivalents	$(20,705)	$64,539	$100,980

Cash Flow from Operating Activities

Net cash provided by operating activities was $612 million, $747 million and $791 million in 2022, 2021 and 2020, respectively. The decrease in 2022 operating cash flow was primarily a result of higher inventory levels, slower cash collections and higher incentive compensation payments in 2022 compared to 2021. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 77 days at December 31, 2022, 66 days at December 31, 2021 and 70 days at December 31, 2020.

•	The increase in inventory can primarily be attributed to higher material costs as well as an increase in safety stock levels to help mitigate any future supply chain issues.

•

The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation. In addition, the changes in 2022, 2021 and 2020 each included $38 million of income tax payments made in the U.S. relating to the Company’s estimated 2017 tax reform liability. In 2021, the change was impacted by the normalization of COVID-19 cost actions, as well as higher variable incentive compensation costs as compared to 2020.

•

Under the 2017 Tax Act, the Company is required to make a U.S. federal tax payment of approximately $72 million in 2023 to tax authorities in connection with the Company’s estimated remaining transition tax liabilities of $289 million. The remainder of the transition tax liability is required to be paid in annual installments of $96 million and $121 million in 2024 and 2025, respectively.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $108 million, $232 million and $264 million in 2022, 2021 and 2020, respectively. Additions to fixed assets and capitalized software were $176 million, $161 million and $172 million in December 31, 2022, 2021 and 2020, respectively. The cash flows from investing activities in 2022, 2021 and 2020 include $32 million, $49 million and $70 million, respectively, of capital expenditures related to the major expansion of the Company’s precision chemistry consumable operations in the United States. The Company has incurred costs of $232 million on this facility through the end of 2022 and anticipates spending approximately $20 million to complete this new state-of-the-art facility in 2023.

During 2022, 2021 and 2020, the Company purchased $11 million, $280 million and $26 million of investments, respectively, while $78 million, $218 million and $21 million of investments matured, respectively, and were used for financing activities described below.

In 2022, the Company paid $5 million for the CDMS technology and intellectual property right asset from Megadalton, and the Company is required to make an additional $4 million of guaranteed payments at various dates in the future through 2029. The total purchase price of approximately $10 million was accounted for as Acquired In-Process Research and Development and expensed as part of costs and operating expenses in the statement of operations in 2022.

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

There were no business acquisitions in 2022 and 2021.

In 2022, the Company received $10 million in proceeds and made $1 million of investments in certain equity investments. In 2021 and 2020, the Company made $2 million and $6 million, respectively, of investments in certain equity investments.

On February 14, 2023, the Company entered into an agreement to acquire all issued and outstanding equity interests of Wyatt Technology for $1.4 billion in cash at closing, subject to customary adjustments. Wyatt Technology is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The Company will finance this acquisition through cash on its balance sheet and existing borrowing capacity that is available on its revolving credit facility. The agreement contains certain customary termination rights, including the right of the sellers to terminate this transaction if it has not been completed by June 14, 2023, subject to automatic extension to August 14, 2023 if certain regulatory approvals are not obtained by such date. If this were to occur, the Company would be required to pay the sellers a one-time fee in the amount of $15 million if the agreement is validly terminated and not consummated in accordance with the closing conditions set forth in the agreement. This transaction is expected to close in the second quarter of 2023, subject to regulatory approvals and other customary closing conditions.

Cash Used in Financing Activities

The Company entered into a credit agreement in September 2021 governing the Company’s five-year, $1.8 billion revolving facility that matures in September 2026. As of December 31, 2022, the Company had a total of $1.6 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $270 million borrowed under its credit agreement. The Company’s net debt borrowings increased by $60 million and $160 million during the years ended 2022 and 2021, respectively, while it decreased by $325 million during the year ended 2020.

As of December 31, 2022, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value $585 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $9 million, $11 million and $15 million in 2022, 2021 and 2020, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $10 million in 2023.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. This new program replaced the remaining amounts available from the pre-existing program. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increases the total authorization level to $4.8 billion, an increase of $750 million. During 2022, 2021 and 2020, the Company repurchased $616 million, $640 million and $167 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $11 million, $9 million and $9 million of common stock related to the vesting of restricted stock units during 2022, 2021 and 2020, respectively.

The Company received $43 million, $56 million and $66 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during 2022, 2021 and 2020, respectively.

The Company had cash, cash equivalents and investments of $481 million as of December 31, 2022. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $472 million held by foreign subsidiaries at December 31, 2022, of which $336 million was held in currencies other than U.S. dollars.

As of December 31, 2022, the Company’s material cash requirements include the following contractual and other obligations:

Long-term debt. As of December 31, 2022, the Company had $1.6 billion of cash requirements for the principal on long-term debt that will mature and be paid as follows: $50 million in 2023; $100 million in 2024; $730 million in 2026; $300 million in 2029 and $400 million in 2031.

Interest on Senior Unsecured Notes. As of December 31, 2022, the Company had $240 million of cash requirements for the interest on senior unsecured notes that is to be paid as follows: $37 million in 2023; $35 million in 2024; $33 million in 2025; $27 million in 2026; $20 million in both 2027 and 2028; $17 million in 2029; $9 million in 2030; and $2 million in 2031. See also Note 9 in the Notes to the Consolidated Financial Statements for financial information about interest payable.

2017 Tax Act liabilities. As a result of the 2017 Tax Act, the Company incurred a Transition Toll Tax, that would be paid over an eight-year period, starting in 2018, and will not accrue interest. As of December 31, 2022, the Company had a remaining cash requirement of $289 million of which $72 million, $96 million and $121 million will be paid in 2023, 2024 and 2025, respectively. See also Note 10 in the Notes to the Consolidated Financial Statements for financial information about tax liabilities.

Operating Leases. The Company’s cash requirements for future lease payments were approximately $95 million as of December 31, 2022. See also Note 12 in the Notes to the Consolidated Financial Statements for financial information about lease liabilities.

Long-term Software Contract Commitments. For contracts the Company is committed to that are not cancelable without penalties. The Company’s contractual obligation with these vendors was approximately $25 million as of December 31, 2022.

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

The Company has sales from standalone software, which are included in product revenue. These arrangements typically include software licenses and maintenance contracts, both of which the Company has determined are distinct performance obligations. The Company determines the amount of the transaction price to allocate to the license and maintenance contract based on the relative standalone selling price of each performance obligation. Software license revenue is recognized at the point in time when control has been transferred to the customer. The revenue allocated to the software maintenance contract is recognized on a straight-line basis over the maintenance period, which is the contractual term of the contract, as a time-based measure of progress best reflects the Company’s performance in satisfying this obligation. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available basis.

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

The Company’s deferred revenue liabilities at December 31, 2022 of $285 million on the consolidated balance sheets consist of instrument service contract obligations and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.

Loss Provision on Inventory

The Company values all of its inventories at the lower of cost or net realizable value on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2022 was recorded at its net realizable value of $456 million, which is net of write-downs of $36 million.

Long-Lived Assets, Intangible Assets and Goodwill

The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger impairment include significant decline in the Company’s projected revenue, earnings or cash flows, significant adverse change in legal factors or business climate including patent matters, significant decline in the Company’s stock price or the stock price of comparable companies, adverse action or assessment by a regulator and unanticipated competition. Goodwill totaled $430 million as of December 31, 2022. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of the fair value of the reporting unit (calculated using a discounted cash flow method) is compared to its carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Estimates of discounted future cash flows require assumptions related to revenue growth, discount rates and other factors. The Company currently does not expect to record an impairment charge in the foreseeable future as the estimated fair values of the reporting units significantly exceeds the carrying value of the reporting units; however, there can be no assurance that, at the time future reviews are completed, a material impairment charge will not be recorded.

Net intangible assets and long-lived assets amounted to $227 million and $582 million, respectively, as of December 31, 2022. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends or significant changes or developments in strategic technological collaborations or legal matters. When the Company determines that the carrying value of an individual intangible asset or long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset or long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. Estimates of future cash flows require assumptions related to revenue growth and other factors. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value.

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

The company continually evaluates the necessity of establishing or changing a valuation allowance for deferred tax assets depending on whether it is more likely than not that the actual benefit of those assets will be realized in future periods.

Uncertain Tax Positions

The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company classified interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. At December 31, 2022, the Company had unrecognized tax benefits, excluding interest and penalties, of $29 million.

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

Litigation

As described in Part I, Item 3, Legal Proceedings, of this Annual Report, the Company is a party to various pending litigation matters. With respect to each pending claim, management determines whether it can reasonably estimate whether a loss is probable and, if so, the probable range of that loss. If and when management has determined, with respect to a particular claim, both that a loss is probable and that it can reasonably estimate the range of that loss, the Company records a charge equal to either its best estimate of that loss or the lowest amount in that probable range of loss. The Company will disclose additional exposures when the range of loss is subject to considerable uncertainty.

Business Combinations and Asset Acquisitions

As of the acquisition date the results of the acquiree are included in the Company’s consolidated results and the purchase price is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill. Acquired in-process research and development (“IPR&D”) included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred and acquired IPR&D is tested for impairment annually until completion of the acquired programs. Upon commercialization, this indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life, subject to periodic impairment reviews. If the research and development project is abandoned, the indefinite-lived asset is charged to expense. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

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

Interest Rate Cross-Currency Swap Agreements

As of December 31, 2022, the Company had three-year interest rate cross-currency swap derivative agreements with a notional value of $585 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive income in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2022		December 31, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$42,047	$231	$55,309	$504
Other current liabilities	$13,450	$98	$9,000	$195
Interest rate cross-currency swap agreements:
Other assets	$400,000	$19,163	$—	$—
Other liabilities	$185,000	$4,783	$230,000	$5,363
Accumulated other comprehensive income (loss)		$10,026		$(15,944)

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements (in thousands):

	Financial Statement Classification
		Year Ended December 31,
		2022	2021	2020
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(3,855)	$(1,973)	$1,444
Unrealized (losses) gains on open contracts	Cost of sales	(176)	(343)	1,663

Cumulative net pre-tax (losses) gains	Cost of sales	$(4,031)	$(2,316)	$3,107

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$8,872	$11,084	$15,296
Unrealized gains (losses) on open contracts	Accumulated other comprehensive loss	$25,969	$29,052	$(44,996)

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of December 31, 2022 would increase pre-tax earnings by approximately $6 million. Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of December 31, 2022 would increase by approximately $57 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity (deficit). The related impact on interest income would not have a material effect on pre-tax earnings.

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bill money market funds and commercial paper. As of December 31, 2022, the carrying value of the Company’s cash and cash equivalents approximated fair value.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of December 31, 2022, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2022 and 2021, $472 million out of $481 million and $440 million out of $569 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $336 million out of $481 million and $298 million out of $569 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of December 31, 2022 would decrease by approximately $34 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein
.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Waters Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Waters Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included i
n the accompanying Ma
nagement’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Product Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company recognizes revenue on product sales at the time control of the product transfers to the customer. Certain of the Company’s customers have terms where control of the product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery. Product sales totaled $2.0 billion for the year ended December 31, 2022.
The principal consideration for our determination that performing procedures relating to product revenue recognition is a critical audit matter is the high degree of auditor effort in performing procedures related to the Company’s product revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to product revenue recognition. These procedures also included, among others, evaluating the recognition of revenue for a sample of transactions by obtaining and inspecting source documents, such as invoices, customer purchase orders, shipping documents, and obtaining and inspecting evidence of remittance of cash payment from customers, as applicable, related to product revenue.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2023
We have served as the Company’s auditor since 1994.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$480,529	$501,234
Investments	862	68,051
Accounts receivable, net	722,892	612,648
Inventories	455,710	356,095
Other current assets	103,910	90,914

Total current assets	1,763,903	1,628,942
Property, plant and equipment, net	582,217	547,913
Intangible assets, net	227,399	242,401
Goodwill	430,328	437,865
Operating lease assets	86,506	84,734
Other assets	191,100	153,077

Total assets	$3,281,453	$3,094,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$50,000	$—
Accounts payable	93,302	96,799
Accrued employee compensation	103,300	101,192
Deferred revenue and customer advances	227,908	227,561
Current operating lease liabilities	26,429	27,906
Accrued income taxes	132,545	61,278
Accrued warranty	11,949	10,718
Other current liabilities	140,304	155,054

Total current liabilities	785,737	680,508
Long-term liabilities:
Long-term debt	1,524,878	1,513,870
Long-term portion of retirement benefits	38,203	64,027
Long-term income tax liabilities	248,496	319,547
Long-term operating lease liabilities	62,108	59,623
Other long-term liabilities	117,543	89,803

Total long-term liabilities	1,991,228	2,046,870

Total liabilities	2,776,965	2,727,378
Commitments and contingencies (Notes 9, 10, 11, 12, 13 and 17 )
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,425 and 162,084 shares issued, 59,104 and 60,728 shares outstanding at December 31, 2022 and December 31, 2021, respectively	1,624	1,621
Additional paid-in capital	2,199,824	2,114,880
Retained earnings	8,508,587	7,800,832
Treasury stock, at cost, 103,321 and 101,356 shares at December 31, 2022 and December 31, 2021, respectively	(10,063,975)	(9,437,914)
Accumulated other comprehensive loss	(141,572)	(111,865)

Total stockholders’ equity	504,488	367,554

Total liabilities and stockholders’ equity	$3,281,453	$3,094,932

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Revenues:
Product sales	$1,988,169	$1,822,070	$1,497,333
Service sales	983,787	963,804	868,032

Total net sales	2,971,956	2,785,874	2,365,365
Costs and operating expenses:
Cost of product sales	836,209	752,514	638,033
Cost of service sales	411,973	404,019	368,656
Selling and administrative expenses	658,026	626,968	553,698
Research and development expenses	176,190	168,358	140,777
Purchased intangibles amortization	6,366	7,143	10,587
Asset impairments	—	—	6,945
Litigation provision (Note 11)	—	5,165	1,180
Acquired in-process research and development	9,797	—	—

Total costs and operating expenses	2,098,561	1,964,167	1,719,876

Operating income	873,395	821,707	645,489
Other income (expense), net	2,228	17,203	(1,775)
Interest expense	(48,797)	(44,938)	(49,070)
Interest income	11,020	12,221	16,270

Income before income taxes	837,846	806,193	610,914
Provision for income taxes	130,091	113,350	89,343

Net income	$707,755	$692,843	$521,571

Net income per basic common share	$11.80	$11.25	$8.40
Weighted-average number of basic common shares	59,985	61,575	62,094
Net income per diluted common share	$11.73	$11.17	$8.36
Weighted-average number of diluted common shares and equivalents	60,331	62,028	62,414

The accompanying notes are an integral part of the consolidated financial statements.

5
1

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$707,755	$692,843	$521,571
Other comprehensive (loss) income:
Foreign currency translation	(46,135)	(1,903)	5,984
Unrealized gains (losses) on investments before income taxes	26	(26)	—
Income tax (expense) benefit	(6)	6	—

Unrealized gains (losses) on investments, net of tax	20	(20)	—
Retirement liability adjustment before reclassifications	20,953	9,342	(6,786)
Amounts reclassified to other income (expense), net	574	1,167	1,389

Retirement liability adjustment before income taxes	21,527	10,509	(5,397)
Income tax (expense) benefit	(5,119)	(2,508)	941

Retirement liability adjustment, net of tax	16,408	8,001	(4,456)
Other comprehensive (loss) income	(29,707)	6,078	1,528

Comprehensive income	$678,048	$698,921	$523,099

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$707,755	$692,843	$521,571
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	42,564	29,918	36,865
Deferred income taxes	(31,988)	16,633	(2,693)
Depreciation	71,998	71,560	68,685
Amortization of intangibles	58,425	60,120	56,676
Asset impairments	—	—	6,945
Observable unrealized gain on investment	—	(9,707)	—
In-process research and development and other non-cash charges	10,003	—	—
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(137,874)	(62,448)	37,467
(Increase) decrease in inventories	(101,902)	(67,250)	18,940
Increase in other current assets	(23,074)	(20,765)	(27,030)
(Increase) decrease in other assets	(5,514)	4,490	(37,865)
Increase in accounts payable and other current liabilities	60,984	46,110	140,598
Increase in deferred revenue and customer advances	12,862	37,845	11,073
Decrease in other liabilities	(52,578)	(52,075)	(40,725)

Net cash provided by operating activities	611,661	747,274	790,507
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(175,921)	(161,266)	(172,384)
Asset and business acquisitions, net of cash acquired	—	—	(80,545)
Proceeds from (investments in) equity investments, net	8,903	(1,788)	(6,143)
Payments for intellectual property licenses	(7,535)	(7,000)	—
Purchases of investments	(11,407)	(279,660)	(25,884)
Maturities and sales of investments	77,993	218,084	20,862

Net cash used in investing activities	(107,967)	(231,630)	(264,094)
Cash flows from financing activities:
Proceeds from debt issuances	205,000	510,000	315,000
Payments on debt	(145,000)	(350,000)	(640,366)
Payments of debt issuance costs	—	(8,537)	—
Proceeds from stock plans	42,801	55,643	66,033
Purchases of treasury shares	(626,061)	(648,930)	(196,409)
Proceeds from derivative contracts	13,627	3,549	15,240

Net cash used in financing activities	(509,633)	(438,275)	(440,502)
Effect of exchange rate changes on cash and cash equivalents	(14,766)	(12,830)	15,069

(Decrease) increase in cash and cash equivalents	(20,705)	64,539	100,980
Cash and cash equivalents at beginning of period	501,234	436,695	335,715

Cash and cash equivalents at end of period	$480,529	$501,234	$436,695

Supplemental cash flow information:
Income taxes paid	$160,082	$153,504	$97,621
Interest paid	$48,083	$42,408	$52,103
The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	(In thousands)
Balance December 31, 2019	161,030	$1,610	$1,926,753	$6,587,403	$(8,612,576)	$(119,471)	$(216,281)
Adoption of new accounting pronouncement	—	—	—	(985)	—	—	(985)
Net income	—	—	—	521,571	—	—	521,571
Other comprehensive income	—	—	—	—	—	1,528	1,528
Issuance of common stock for employees:
Employee Stock Purchase Plan	43	—	7,531	—	—	—	7,531
Stock options exercised	456	5	58,497	—	—	—	58,502
Treasury stock	—	—	—	—	(176,408)	—	(176,408)
Stock-based compensation	137	2	36,684	—	—	—	36,686

Balance December 31, 2020	161,666	$1,617	$2,029,465	$7,107,989	$(8,788,984)	$(117,943)	$232,144

Net income	—	—	—	692,843	—	—	692,843
Other comprehensive income	—	—	—	—	—	6,078	6,078
Issuance of common stock for employees:
Employee Stock Purchase Plan	40	—	9,578	—	—	—	9,578
Stock options exercised	282	3	46,062	—	—	—	46,065
Treasury stock	—	—	—	—	(648,930)	—	(648,930)
Stock-based compensation	96	1	29,775	—	—	—	29,776

Balance December 31, 2021	162,084	$1,621	$2,114,880	$7,800,832	$(9,437,914)	$(111,865)	$367,554

Net income	—	—	—	707,755	—	—	707,755
Other comprehensive loss	—	—	—	—	—	(29,707)	(29,707)
Issuance of common stock for employees:
Employee Stock Purchase Plan	37	—	10,952	—	—	—	10,952
Stock options exercised	192	2	31,676	—	—	—	31,678
Treasury stock	—	—	—	—	(626,061)	—	(626,061)
Stock-based compensation	112	1	42,316	—	—	—	42,317

Balance December 31, 2022	162,425	$1,624	$2,199,824	$8,508,587	$(10,063,975)	$(141,572)	$504,488

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
2    Basis of Presentation and Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, income taxes, litigation and inventory valuation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.
Risks and Uncertainties
The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, global economic and financial market conditions, fluctuations in foreign currency exchange rates, fluctuations in customer demand, development by its competitors of new technological innovations, costs of developing new technologies, levels of debt and debt service requirements, risk of disruption, dependence on key personnel, protection and litigation of proprietary technology, shifts in taxable income between tax jurisdictions and compliance with regulations of the U.S. Food and Drug Administration and s imil
ar foreign regulatory authorities and agencies.

The impact of the global pandemic of a novel strain of coronavirus
(“COVID-19”)
over the last three years has resulted in a widespread public health crisis. The
COVID-19
pandemic has caused significant volatility and continued spread throughout the United States and globally, which has disrupted and may continue to disrupt the Company’s business. The Company operates in over 35 countries, including those in the regions most impacted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the
COVID-19
pandemic. In response, governments of most countries, including the United States, as well as private businesses, have implemented numerous measures attempting to contain and mitigate the effects of
COVID-19.
Such measures have had and are expected to continue to have adverse impacts on the United States and foreign economies of uncertain severity and duration and have had and may continue to have a negative impact on the Company’s operations, including Company sales, supply chain and cash flow.
COVID
-19
and the related economic uncertainty adversely impacted sales of the Company for the year ended December
31
,
2020
; however, through the date of the issuance of these financial statements, the Company’s consolidated financial position, results of operations and cash flows have not been materially impacted and, thus, the Company concluded that no interim goodwill or long-lived asset impairment analyses were required. Further, there have been no violations of debt covenants. Any prolonged material disruption to the Company’s employees, suppliers, manufacturing, or customers could result in a material impact to its consolidated financial position, results of operations or cash flows in the future.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. The Company consolidates entities in which it owns or controls 50% or more of the voting shares. All inter-company balances and transactions have been eliminated.
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
The Company’s net sales derived from operations outside the United States were

70
%,
72
% and
71
%
 in 2022, 2021 and 2020, respectively. Gains and losses from foreign currency transactions are included primarily in cost of sales in the consolidated statements of operations. In 2022, 2021 and 2020, foreign currency transactions resulted in net losses of
$
31

million,
$
5

million and
$
7

million, respectively.
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
The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December
31
,
2022
and
2021
, $
472
 million out of $
481
 million and $
440
 million out of $
569
 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $
336
 million out of $
481
 million and $
298
 million out of $
569
 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December
31
,
2022
and
2021
, respectively.
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
The

following is a summary of the activity of the Company’s allowance for credit losses for the twelve months ended December
31
,
2022
,
2021
and
2020
(in thousands):

	Balance at Beginning of Period	CECL Adoption	Additions	Deductions	Balance at End of Period
Allowance for Credit Losses
December 31, 2022	$13,228	$—	$6,509	$(5,426)	$14,311
December 31, 2021	$14,381	$—	$5,380	$(6,533)	$13,228
December 31, 2020	$9,560	$985	$9,051	$(5,215)	$14,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 59%, 60% and 59% in 2022, 2021 and 2020, respectively. None of the Company’s individual customers accounted for more than 2% of annual Company sales in 2022, 2021 or 2020. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant credit losses.
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
As

part of the 2017 Tax Act, there is a provision for the taxation of certain off-shore earnings referred to as the GILTI provision. This provision taxes off-shore earnings at a rate of
10.5
%, partially offset with foreign tax credits.
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
The Company makes variable lease payments that do not depend on a rate or index, primarily for items such as real estate taxes and other expenses. These expenses are recorded as variable costs in the period incurred. For the years ended December 31, 2022, 2021 and 2020, variable costs incurred were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For leases with terms greater than 12 months, the Company records a right-of-use
asset and lease liability at the present value of lease payments over the term of the leases and records rent expense on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements to short-term leases with terms less than 12 months. For short-term leases, the Company recognizes lease payments in net income on a straight-line basis over the term of the lease. For the years ended December 31, 2022, 2021 and 2020, costs incurred related to short-term leases were not material.
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
1
,
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
During
2022
, the Company recorded a total
non-cash
charge of $
6

million in other income (expense), net in the consolidated statement of operations for the impairment of various equity investments without readily determinable fair values accounted for under the measurement alternative or the equity method of accounting. The impairments resulted from the substantial doubt of the investees ability to continue as a going concern.
During 2020, the Company recorded a
non-cash
charge of $
10
 million for the impairment of certain intangible assets associated with its 2014 acquisition of Medimass Research Development and Service Kft (“Medimass”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impairment charge was due to a shift in strategic priorities. In conjunction with the intangible asset impairment the Company also reduced its liability for contingent consideration of $
3
 million during 2020 as the carrying value of this liability is based on the future sales of the Medimass intangible assets that were impaired. The net impact of $
7
 million is reported separately within the consolidated statements of operations.
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
to
fifteen years
. Other intangibles are amortized over a period ranging from one
to
ten years
. Acquired IPR&D is amortized from the date of completion of the acquired program over its estimated useful life. IPR&D and indefinite-lived intangibles are tested annually for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs
The Company capitalizes internal and external software development costs for products offered for sale in accordance wit
h the accounting standards for the costs of software to be sold, leased, or otherwise marketed. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three
to
ten years
. The Company capitalized $
46
 million, $
36
 million and $
53
 million of direct expenses that were related to the development of software in 2022, 2021 and 2020, respectively. Net capitalized software included in intangible assets totaled $
148
 million and $
155
 million at December 31, 2022 and 2021, respectively. See Note 8, Goodwill and Other Intangibles.
The Company capitalizes software development costs for internal use. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $15 million and $12 million at December 31, 2022 and 2021, respectively.
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
During the year ended December 31, 2022, the Company received $10 million in proceeds from, and made $1 million of investments in, unaffiliated companies. During the years ended December 31, 2021 and 2020, the Company made investments of
$2 million and $6
 million in unaffiliated companies, respectively.
In 2022, the Company recorded a realized gain of $7
 million in other income (expense), net in the consolidated statement of operations due to the sales of various equity investments as well as incurring $6 million in impairment losses. The Company also recognized an additional $
2 million
non-cash
gain on the cashless exercise of a warrant.
In 2021, the Company recorded an unrealized gain of $
10
 million due to an o
bs
ervable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2022 and 2021. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 (in thousands):

	Total at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$862	$—	$862	$—
Waters 401(k) Restoration Plan assets	25,532	25,532	—	—
Foreign currency exchange contracts	231	—	231	—
Interest rate cross-currency swap agreements	19,163	—	19,163	—

Total	$45,788	$25,532	$20,256	$—

Liabilities:
Contingent consideration	$1,509	$—	$—	$1,509
Foreign currency exchange contracts	98	—	98	—
Interest rate cross-currency swap agreements	4,783	—	4,783	—

Total	$6,390	$—	$4,881	$1,509

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

Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $
1.3 billion at both December 31, 2022 and 2021. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.1 billion and $1.3 billion at December 31, 2022 and 2021, respectively, using Level 2 inputs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which are eliminated in consolidation.

The Company periodically aggregates its net worldwide balances by currency and then enters into foreign currency exchange contracts that mature within 90 days to hedge a portion of the remaining balance to minimize some of the Company’s currency price risk exposure. The foreign currency exchange contracts are not designated for hedge accounting treatment.
Principal hedged currencies include the
e
uro, Japanese yen, British pound, Mexican peso and Brazilian real.
Interest Rate Cross-Currency Swap Agreements
As of December 31, 2022, the Company had
three-
year
interest rate cross-currency swap derivative agreements with an aggregate notional value of $
585
 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s
 foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows
(in thousands):

	December 31, 2022		December 31, 2021
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$42,047	$231	$55,309	$504
Other current liabilities	$13,450	$98	$9,000	$195

Interest rate cross-currency swap agreements:
Other assets	$400,000	$19,163	$—	$—
Other liabilities	$185,000	$4,783	$230,000	$5,363
Accumulated other comprehensive income (loss)		$10,026		$(15,944)
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements (in thousands):

	Financial Statement Classification	Year Ended December 31,
		2022	2021	2020
Foreign currency exchange contracts:
Realized (losses) gains
on closed contracts	Cost of sales	$(3,855)	$(1,973)	$1,444
Unrealized (losses) gains on open contracts	Cost of sales	(176)	(343)	1,663

Cumulative net pre-tax (losses) gains	Cost of sales	$(4,031)	$(2,316)	$3,107

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$8,872	$11,084	$15,296
Unrealized gains (losses) on open contracts	Accumulated other comprehensive loss	$25,969	$29,052	$(44,996)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity

In

January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $
4
 billion of its outstanding common stock over a
two-year
period. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.
In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increases the total authorization level to $4.8 billion, an increase of $750 million.
During 2022, 2021 and 2020, the Company repurchased
2.0
 million,
2.0
 million and
0.8
 million shares of the Company’s outstanding common stock at a cost of $
616
 million, $
640
 million and $
167

m
illion, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $
11
 million, $
9
 million and $
9
 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company has a total of $
269
 million authorized for future
repurchases.
Revenue

Recognition
Th
e Company recognizes revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company generally enters into contracts that include a combination of products and services. Revenue is allocated to distinct performance obligations and is recognized net of allowances for returns and discounts.
The
 Company recognizes revenue on product sales at the time control of the product transfers to the customer. Certain of the Company’s customers have terms where control of the product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery. All incremental costs of obtaining a contract are expensed as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less. Shipping and handling costs are included as a component of cost of sales. In situations where the control of the goods transfers prior to the completion of the Company’s obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. Accordingly, such costs are recognized when control of the related goods is transferred to the customer. In more rare situations, the Company has revenue associated with products that contain specific customer acceptance criteria and the related revenue is not recognized before the customer acceptance criteria are satisfied. The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions and collected by the Company from a customer.
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
The
 Company has sales from standalone software, which are included in product revenue. These arrangements typically include software licenses and maintenance contracts, both of which the Company has determined are distinct performance obligations. The Company determines the amount of the transaction price to allocate to the license and maintenance contract based on the relative standalone selling price of each performance obligation. Software license revenue is recognized at the point in time when control has been transferred to the customer. The revenue allocated to the software maintenance contract is recognized on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line basis over the maintenance period, which is the contractual term of the contract, as a time-based measure of progress best reflects the Company’s performance in satisfying this obligation. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available
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
Product Warranty Cost
s
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
The
 following is a summary of the activity of the Company’s accrued warranty liability for the twelve months ended December 31, 2022, 2021 and 2020
(in
thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
December 31, 2022	$10,718	$10,067	$(8,836)	$11,949
December 31, 2021	$10,950	$8,799	$(9,031)	$10,718
December 31, 2020	$11,964	$7,909	$(8,923)	$10,950
Advertising Costs
All
 advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses were $
7
 million, $
7
 million and $
6
 million for 2022, 2021 and 2020, respectively.
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
Subsequent Events
On February 14, 2023, the Company entered into an agreement to acquire all issued and outstanding equity interests of Wyatt Technology for $
1.4

billion i
n cash at closing, subject to customary adjustments. Wyatt Technology is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The Company will finance this acquisition through cash on its balance sheet and existing borrowing capacity that is available on its revolving credit facility. The agreement contains certain customary termination rights, including the right of the sellers to terminate this transaction if it has not been completed by June 14, 2023, subject to automatic extension to August 14, 2023 if certain regulatory approvals are not obtained by such date. If this were to occur, the Company would be required to pay the sellers a one-time fee in the amount of $15 million if the agreement is validly terminated and not consummated in accordance with the closing conditions set forth in the agreement. This transaction is expected to close in the second quarter of 2023, subject to regulatory approvals and other customary closing conditions.
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
Recently Issued Accounting Standards
In March 2020, accounting guidance was issued that facilitates the effects of reference rate reform on financial reporting. The amendments in the update provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January of 2021, an update was issued to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This temporary guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In December 2022, an update was issued because the cessation date for overnight LIBOR rates being published was extended to June 30, 2023, which was beyond the current expiration date of this guidance. The update extended the sunset date to December 31, 2024. The Company may elect to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The Company does not believe that it has material reference rate exposure which would require utilizing the guidance under this accounting pronouncement and if adopted does not believe that this standard would have a material impact on the Company’s financial position, results of operations and cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The
 following is a summary of the activity of the Company’s deferred revenue and customer advances for the twelve months ended December 31, 2022, 2021 and 2020
(in thousands):

	December 31,
	2022	2021	2020
Balance at the beginning of the period	$273,598	$239,759	$213,695
Recognition of revenue included in balance at beginning of the period	(230,615)	(216,920)	(198,209)
Revenue deferred during the period, net of revenue recognized	242,192	250,759	224,273

Balance at the end of the period	$285,175	$273,598	$239,759

The Company classified $57 million and $46 million of deferred revenue and customer advances in other long-term liabilities at December 31, 2022 and
2021, respectively.
The
amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows
(in
thousands):

December 31, 2022
Deferred revenue and customer advances expected to be recognized in:
One year or less	$227,908
13-24 months	34,018
25 months and beyond	23,249

Total	$285,175

4    Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Time deposits	862	—	—	862

Total	$862	$—	$—	$862

Amounts included in:
Investments	862	—	—	862

Total	$862	$—	$—	$862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$13,929	$—	$(12)	$13,917
Corporate debt securities	39,135	—	(14)	39,121
Time deposits	19,030	—	—	19,030

Total	$72,094	$—	$(26)	$72,068

Amounts included in:
Cash equivalents	$4,017	$—	$—	$4,017
Investments	68,077	—	(26)	68,051

Total	$72,094	$—	$(26)	$72,068

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	December 31, 2022	December 31, 2021
Due in one year or less	$862	$71,066
Due after one year through three years	—	1,002

Total	$862	$72,068

Net realized gains and losses on sales of investments were not material in 2022, 2021 and
2020.

5    Inventories
Inventories are classified as follows (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$205,760	$165,240
Work in progress	19,899	19,726
Finished goods	230,051	171,129

Total inventories	$455,710	$356,095

During 2022, 2021 and 2020, the
 Company recorded inventory-related excess and obsolescence provisions of $14 million, $9 million and $12 million, respectively.

6     Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Land and land improvements	$34,663	$36,428
Buildings and leasehold improvements	444,994	446,061
Production and other equipment	640,460	621,792
Construction in progress	164,222	117,148

Total property, plant and equipment	1,284,339	1,221,429
Less: accumulated depreciation and amortization	(702,122)	(673,516)

Property, plant and equipment, net	$582,217	$547,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During

2022, 2021 and 2020, the Company retired and disposed of approximately $
24
 million, $
23
 million and $
19
 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use.
Gains or losses on disposals were immaterial for the years ended December 31, 2022, 2021 and 2020.
7     Acquisitions
On January 31, 2022, the Company completed an asset acquisition in which the charge detection mass spectrometry technology (“CDMS technology”) assets of Megadalton Solutions, Inc. (“Megadalton”) were acquired for approximately $10 million in total purchase price, of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029. This CDMS technology makes it possible to analyze extremely large proteins and protein complexes used in cell and gene therapies that would otherwise be difficult to analyze with conventional mass spectrometry. Once this technology is further developed, it will extend the capabilities of our mass spectrometry portfolio for a broader set of applications, and as such, the cost of this technology asset has been accounted for as Acquired
In-Process
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
On
December 15, 2020, the Company acquired all of the outstanding stock of ISS, for
$4

million, net of cash acquired. In addition to the cash paid at closing there was an earn out provision in which the Company would have to pay an additional

$2

million to the shareholders of ISS if certain revenue and customer account conditions are achieved in the two years

subsequent to the acquisition date. This contingent consideration is recorded as a liability. As of the balance sheet date the earn out period has been completed. ISS offers clinical laboratory software systems that will support and further expand product offerings within our clinical business. The net assets acquired primarily relate to ISS’ laboratory information system,
OMNI-Lab.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8     Goodwill and Other Intangibles
The
 carrying amount of goodwill was $
430
 million and $
438
 million at December 31, 2022 and 2021, respectively. The effect of foreign currency translation decreased goodwill by $
8
 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$589,604	$441,414	5 years	$575,658	$420,862	5 years
Purchased intangibles	197,805	166,735	11 years	201,302	163,752	11 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	14,070	6,729	6 years	12,635	6,199	7 years
Patents and other intangibles	104,139	73,021	8 years	102,353	68,414	8 years

Total	$915,298	$687,899	7 years	$901,628	$659,227	7 years

The
 Company capitalized $54 million
,
$55
 million and $68 million of intangible assets for the years ended December 31, 2022, 2021 and 2020, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $
40 million and $29 million, respectively, in the year ended December 31, 2022 due to the effects of foreign currency translation. Amortization expense for intangible assets was $58 million, $60 million and $57 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense for intangible assets is estimated to be $61 million per year for each of the next five years.
During
 2020, the Company recorded a
non-cash
charge of $
10
 million for the impairment of certain intangible assets associated with its 2014 acquisition of Medimass due to a shift in strategic priorities. As a result, the Company reduced the gross carrying amount and accumulated amortization balances of its intangible assets by $
15
 million and $
5
 million,
respectively.
9     Debt
The Company entered into an amendment and restatement agreement in September 2021 to the credit agreement dated November 30, 2017 (as amended, the “2021 Credit Agreement”) governing the Company’s five-year, $1.8 billion revolving facility (the “2021 Credit Facility”) that expires in September 2026. As of December 31, 2022 and December 31, 2021, the 2021 Credit Facility had a total of $270 million and $210 million outstanding, r espectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As

of both December 31, 2022 and 2021, the Company had a total of $
1.3
 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly.
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
The Company
had the following outstanding debt at December 31, 2022 and 2021
(in thousands):

	December 31, 2022	December 31, 2021
Senior unsecured notes - Series I - 3.13%, due May 2023	$50,000	$—

Total notes payable and debt, current	50,000	—
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	—	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Credit agreement	270,000	210,000
Unamortized debt issuance costs	(5,122)	(6,130)

Total long-term debt	1,524,878	1,513,870

Total debt	$1,574,878	$1,513,870

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As

o
f D
ecember 31, 2022 and 2021, the Company had a total amount available to borrow under the 2021 Credit Agreement of $
1.5
 billio
n and $1.6 billion, respectively, a
fter outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were
3.54
% and
2.74
% at December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $
113
 million and $
121
 million at December 31, 2022 and 2021, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of December 31, 2022 or December 31,
2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As
of December 31, 2022, the Company had entered into
three-year
interest rate cross-currency swap derivative agreements with an aggregate notional value of $
585

million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments.
Annual maturities of debt outstanding at December 31, 2022 are as follows (in thousands):

Total
2023	$50,000
2024	100,000
2025	—
2026	730,000
2027	—
Thereafter	700,000

Total	$1,580,000

10     Income Taxes
Income tax data for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
The components of income before income taxes are as follows:
Domestic	$133,816	$144,410	$75,193
Foreign	704,030	661,783	535,721

Total	$837,846	$806,193	$610,914

	Year Ended December 31,
	2022	2021	2020
The components of the income tax provision were as follows:
Federal	$62,153	$16,302	$28,385
State	8,025	3,691	4,243
Foreign	91,901	76,724	59,408

Total current tax provision	$162,079	$96,717	$92,036

Federal	$(26,551)	$10,491	$(8,244)
State	(4,420)	345	(506)
Foreign	(1,017)	5,797	6,057

Total deferred tax provision	(31,988)	16,633	(2,693)

Total provision	$130,091	$113,350	$89,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The

differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal tax computed at U.S. statutory income tax rate	$175,948	$169,300	$128,292
GILTI, net of foreign tax credits	17,812	10,476	13,319
State income tax, net of federal income tax benefit	3,605	4,036	2,415
Net effect of foreign operations	(54,549)	(54,566)	(48,962)
Effect of stock-based compensation	(7,341)	(6,682)	(6,798)
Other, net	(5,384)	(9,214)	1,077

Provision for income taxes	$130,091	$113,350	$89,343

The

Company’s effective tax rate w
as

15.5
%,
14.1
% and
14.6
% for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates and the items discussed below.
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of December 31, 2022. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5%
on certain types of income for the period April 1, 2021 through March 31, 2026. Prior to
April 1, 2021, the Company had a tax exemption on income arising from qualifying activities in Singapore based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and maintained through March 2021. The effect of applying these concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income by $20 million, $20 million and $21 million and increased the Company’s net income per diluted share by $0.33, $0.32 and $0.33 for the years ended December 31, 2022, 2021 and 2020, respectively.
During 2022, the Company’s effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a
n
$18 million provision related to the
GILTI tax, including the
 impact of capitalizing research and
development expenditures pursuant to IRC Section 174, and a tax benefit of $
7 million on stock-based compensation.
The 2021 effective tax rate differed from the
21
% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $
10
 million provision related to the GILTI tax and a tax benefit of $
7
 million on stock-based compensation.
The 2020 effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, an $
13
 million provision related to the GILTI tax and a tax benefit of $
7
 million on stock-based compensation.
At the end of 2018, and as a result of the enactment of the 2017 Act, we reevaluated our historic assertion and no longer considered undistributed earnings from foreign subsidiaries to be indefinitely reinvested. The Company recorded a tax provision of $
4
 million, $
4
 million and $
3
 million for 202
2
, 202
1
and 20
20
, respectively, for future withholding taxes and U.S. state taxes on the repatriation of 202
2
, 202
1
and 20
20
undistributed earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses and credits	$51,945	$55,813
Depreciation	18	—
Operating leases	19,771	19,288
Amortization	2,713	2,316
Stock-based compensation	7,947	8,074
Deferred compensation	23,488	30,105
Deferred revenue	13,555	10,997
Revaluation of equity investments and licenses	23	3,083
Inventory	6,463	5,405
Accrued liabilities and reserves	4,815	6,675
Unrealized foreign currency gain/loss	1,858	2,266
Capitalized Section 174 Expenditures	34,234	—
Other	1,098	6,713

Total deferred tax assets	167,928	150,735
Valuation allowance	(54,300)	(58,834)

Deferred tax assets, net of valuation allowance	113,628	91,901
Deferred tax liabilities:
Capitalized software	(25,429)	(24,357)
Operating leases	(19,543)	(19,251)
Indefinite-lived intangibles	(16,057)	(15,534)
Depreciation	—	(3,481)
Deferred tax liability on foreign earnings	(18,677)	(17,283)

Total deferred tax liabilities	(79,706)	(79,906)

Net deferred tax assets	$33,922	$11,995

The Company has gross foreign net operating losses of $214 million, of which $188 million do not expire under current laws and $26 million start expiring in 2023. As of December 31, 2022, the Company has provided a deferred tax valuation allowance of $
54 million, of which $49
million relates to certain foreign net operating losses. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately
$3
million as of December 31, 2022, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2022	2021	2020
Balance at the beginning of the period	$28,692	$28,666	$27,790
Net reductions for settlement of tax audits	—	(1,300)	(399)
Net reductions for lapse of statutes taken during the period	(818)	(433)	(684)
Net additions for tax positions taken during the current period	1,145	1,759	1,959

Balance at the end of the period	$29,019	$28,692	$28,666

As of 2022, the total amount of gross unrecognized tax benefits was $29 million, all of which, if recognized, would impact the Company’s effective tax rate.
With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2017. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties and deferred tax assets and liabilities.
As of December 31, 2022, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $
18
 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
As of December 31, 2022, the Company is currently under an income tax audit in the U.S. for its 2017 and 2018 tax years. The Company is also subject to various foreign audits and inquiries and we currently do not expect any material adjustments.
The following is a summary of the activity of the Company’s valuation allowance for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Other**	Balance at End of Period
Valuation allowance for deferred tax assets:
2022	$58,834	$(1,647)	$(2,887)	$54,300
2021	$60,101	$2,919	$(4,186)	$58,834
2020	$51,221	$1,137	$7,743	$60,101

*
These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts.

**
The changes in the valuation allowance during the years ended December 31, 2022 and 2021 are primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward. The change in the valuation allowance during the year ended December 31, 2020 was primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward and acquired historical net operating losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11     Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the year ended December 31, 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $10 million in guaranteed payments, including minimum royalty payments, which was recognized within other income (expense), net in the consolidated statement of operations for the year ended December 31, 2021. During the year ended December 31, 2021, the Company received $
3
 million in guaranteed payments, net of applicable withholding taxes. The Company also recorded a litigation provision of $
5 million during the year ended December 31, 2021, related to a legal settlement.
12     Leases
As of December 31, 2022 and 2021, the Company had lease agreements that expire at various dates through 2034, with weighted-average remaining lease terms of 4.4 years and 4.7 years, respectively. Rental expense was $36 million, $34 million and $38 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the weighted-average discount rates used to determine the present value of lease liabilities were 3.24% and 3.04%, respectively. During the years ended December 31, 2022, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was $36 million, $34 million and $38 million, respectively. The Company recorded $12 million, $3 million and $16 million
right-of-use
assets in exchange for new operating lease liabilities during the years ended December 31, 2022, 2021 and 2020, respectively.

The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in thousands):

		December 31,
	Financial Statement Classification	2022	2021
Assets:
Property operating lease assets	Operating lease assets	$54,930	$55,774
Automobile operating lease assets	Operating lease assets	30,582	28,236
Equipment operating lease assets	Operating lease assets	994	724

Total lease assets		$86,506	$84,734

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$26,429	$27,906
Long-term operating lease liabilities	Long-term operating lease liabilities	62,108	59,623

Total lease liabilities		$88,537	$87,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undiscounted future minimum rents payable as of December 31, 2022 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in thousands):

2023	$28,494
2024	23,472
2025	14,121
2026	12,933
2027	6,970
2028 and thereafter	8,921

Total future minimum lease payments	94,911
Less: amount of lease payments representing interest	(6,374)

Present value of future minimum lease payments	88,537
Less: current operating lease liabilities	(26,429)

Long-term operating lease liabilities	$62,108

13     Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of December 31, 2022 are immaterial for the years ended December 31, 2022 and thereafter. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $2 million.
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
14     Stock-Based Compensation
In May 2020, the Company’s shareholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of December 31, 2022, the 2020 Plan has 6.5 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options, restricted stock unit conversion or performance stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period.
A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022, the Company had stock options, restricted stock and restricted and performance stock unit awards outstanding.
In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan, under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.8 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2022, 1.6 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million for each of the years ended December 31, 2022, 2021 and 2020, respectively.
The Company accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all share-based payments to employees be recognized in the statements of operations, based on their grant date fair values. The Company recognizes the expense using the straight-line attribution method. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of these standards, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.
The consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	2022	2021	2020
Cost of sales	$3,498	$2,500	$2,485
Selling and administrative expenses	32,192	21,727	29,711
Research and development expenses	6,874	5,691	4,669

Total stock-based compensation	$42,564	$29,918	$36,865

During the year ended 2020, the Company recognized $1 million of expense for stock-based compensation related to the modification of certain stock awards upon the retirement of senior executives. There was no expense related to stock award modifications in 2022 or 2021.
Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified
stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to determine the value of the stock options granted during the twelve months ended December 31, 2022, 2021 and 2020 are as follows:

Options Issued and Significant Weighted-Average Assumptions Used to Estimate Option Fair Values	2022	2021	2020
Options issued in thousands	138	160	267
Risk-free interest rate	2.0%	0.8%	1.2%
Expected life in years	6	6	6
Expected volatility	30.7%	32.4%	27.8%
Expected dividends	—	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2022	2021	2020
Exercise price	$321.15	$281.33	$215.12
Fair value	$107.99	$91.48	$63.14

The following table summarizes stock option activity for the plans for the twelve months ended December 31, 2022 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted- Average Exercise Price per Share
Outstanding at December 31, 2021	691	$88.71	to	$371.64	$202.24
Granted	138	$270.49	to	$364.59	$321.15
Exercised	(192)	$88.71	to	$279.90	$164.76
Canceled	(40)	$188.63	to	$364.59	$252.25

Outstanding at December 31, 2022	597	$99.22	to	$371.64	$238.43

The following table details the options outstanding at December 31, 2022 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$99.22 to $208.47	213	$168.12	4.7	157	$155.59
$208.48 to $279.90	191	$243.60	7.3	82	$236.58
$279.91 to $371.64	193	$310.91	9.0	11	$294.55

Total	597	$238.43	6.9	250	$188.21

During 2022, 2021 and 2020, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $31 million, $43 million and $45 million, respectively. The total cash received from the exercise of these stock options was $32 million, $46 million and $59 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The aggregate intrinsic value of the outstanding stock options at December
31
,
2022
was $
62
 million. Options exercisable at December
31
,
2022
,
2021
and
2020
were
0.3
 million,
0.3
 million and
0.5
 million, respectively. The weighted-average exercise prices of options exercisable at December
31
,
2022
,
2021
and
2020
were $
188.21
, $
162.09
and $
154.16
, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December
31
,
2022
was
4.8
 years. The aggregate intrinsic value of stock options exercisable as of December
31
,
2022
was $
39
 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December
31
,
2022
, the Company had
0.6
 million stock options that are vested and expected to vest. The intrinsic value, weighted-average exercise price and remaining contractual life of the vested and expected to vest stock options were $
62
 million, $
237.99
and
6.7
years, respectively, at December
31
,
2022
.
The amount of compensation costs recognized for the years ended December 31, 2022, 2021 and 2020 on the stock options expected to vest were $8 million, $7 million and $14 million, respectively. As of December 31, 2022, there were $23 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.4 years.
Restricted Stock
During the years ended December
31
,
2022
,
2021
and
2020
, the Company granted
three
 thousand,
four
 thousand and
six
 thousand shares of restricted stock, respectively. The weighted-average fair value per share on the grant date of the restricted stock granted in
2022
,
2021
and
2020
was $
363.44
, $
256.28
and $
229.67
, respectively. The Company has recorded $
1
 million of compensation expense in each of the years ended December
31
,
2022
,
2021
and
2020
related to the restricted stock grants. As of December
31
,
2022
, the Company had
two
 thousand unvested shares of restricted stock outstanding, which have been fully expensed.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the twelve months ended December 31, 2022 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2021	245	$234.97
Granted	98	$322.99
Vested	(77)	$219.49
Forfeited	(28)	$257.26

Unvested at December 31, 2022	238	$273.60

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2022, 2021 and 2020 on the restricted stock units expected to vest were $19 million, $17 million and $15 million, respectively. As of December 31, 2022, there were $47 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.4 years.
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
In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the twelve months ended December 31, 2022, 2021 and 2020 are as follows:

Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	2022	2021	2020
Performance stock units issued in thousands	40	41	58
Risk-free interest rate	1.6%	0.2%	1.3%
Expected life in years	2.9	2.9	2.9
Expected volatility	25.4%	38.7%	25.1%
Average volatility of peer companies	34.5%	34.7%	26.1%
Correlation Coefficient	43.0%	45.8%	36.6%
Expected dividends	—	—	—
The following table summarizes the unvested performance stock unit award activity for the twelve months ended December 31, 2022 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2021	87	$285.73
Granted	40	$313.21
Vested	(24)	$308.71
Forfeited	8	$381.32

Unvested at December 31, 2022	111	$297.55

The amount of compensation costs recognized for the years ended December 31, 2022, 2021 and 2020 on the performance stock units expected to vest were $13 million, $3 million and $6 million, respectively. As of December 31, 2022, there were $14 million of total unrecognized compensation costs related to the performance
stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 1.8 years.
15     Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2022
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$707,755	59,985	$11.80
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	346	(0.07)

Net income per diluted common share	$707,755	60,331	$11.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$692,843	61,575	$11.25
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	453	(0.08)

Net income per diluted common share	$692,843	62,028	$11.17

	Year Ended December 31, 2020
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$521,571	62,094	$8.40
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	320	(0.04)

Net income per diluted common share	$521,571	62,414	$8.36

For the years ended December 31, 2022, 2021 and 2020, the Company had 66 thousand, 3 thousand and 272 thousand stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

16     Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(98,082)	$(19,861)	$—	$(117,943)
Other comprehensive (loss) income, net of tax	(1,903)	8,001	(20)	6,078

Balance at December 31, 2021	$(99,985)	$(11,860)	$(20)	$(111,865)
Other comprehensive (loss) income, net of tax	(46,135)	16,408	20	(29,707)

Balance at December 31, 2022	$(146,120)	$4,548	$—	$(141,572)

17     Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute up to 60% of eligible pay on a pre-tax
or
post-tax
basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. The Company also sponsors a 401(k) Restoration Plan, which is a nonqualified defined contribution plan. Employees are 100% vested in employee and Company matching contributions for both plans. For the years ended December 31, 2022, 2021 and 2020, the Company’s matching contributions amounted to $21 million, $19 million and $7 million, respectively.
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
The Company contributed $
16
 million, $
17
 million and $
14
 million in the years ended December 31, 2022, 2021 and 2020, respectively, to the
non-U.S.
plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of
non-U.S. plans
are consistent with local laws and regulations.
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
Summary data for the U.S. Retiree Healthcare Plan and
Non-U.S. Pension
Plans are presented in the following tables, using the measurement dates of December 31, 2022 and 2021, respectively.
The reconciliation of the projected benefit obligations for the plans at December 31, 2022 and 2021 is as follows (in thousands):

	2022		2021
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$25,958	$106,924	$25,369	$119,590
Service cost	775	4,018	884	4,577
Employee contributions	1,139	536	1,176	561
Interest cost	706	1,360	559	1,247
Actuarial gains	(4,657)	(27,494)	(852)	(5,803)
Benefits paid	(1,338)	(3,567)	(1,178)	(5,334)
Plan amendments	—	—	—	69
Plan settlements	—	(812)	—	(341)
Currency impact	—	(6,940)	—	(7,642)

Projected benefit obligation, December 31	$22,583	$74,025	$25,958	$106,924

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the fair value of the plan assets at December 31, 2022 and 2021 is as follows (in thousands):

	2022		2021
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Fair value of plan assets, January 1	$18,314	$91,169	$16,168	$93,890
Actual return on plan assets	(2,895)	(6,497)	1,682	2,739
Company contributions	504	2,500	466	5,529
Employee contributions	1,139	536	1,176	561
Plan settlements	—	(812)	—	(341)
Benefits paid	(1,338)	(3,567)	(1,178)	(5,334)
Currency impact	—	(5,632)	—	(5,875)

Fair value of plan assets, December 31	$15,724	$77,697	$18,314	$91,169

The summary of the funded status for the plans at December 31, 2022 and 2021 is as follows (in thousands):

	2022		2021
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Projected benefit obligation	$(22,583)	$(74,025)	$(25,958)	$(106,924)
Fair value of plan assets	15,724	77,697	18,314	91,169

Funded status	$(6,859)	$3,672	$(7,644)	$(15,755)

The change in the Company’s projected benefit obligation for the year ended December 31, 2022 was primarily due to net actuarial gains that arose during the year driven by an increase in discount rates, differences between expected and actual return on plan assets, and fluctuations in foreign currency exchange rates during the year. The change in the Company’s projected benefit obligation for the year ended December 31, 2021 was primarily due to fluctuations in foreign currency exchange rates during the year, net actuarial gains that arose during the year driven by an increase in discount rates and differences between expected and actual return on plan assets.
The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2022 and 2021 is as follows (in thousands):

	2022		2021
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Long-term assets	$—	$9,554	$—	$1,992
Current liabilities	—	—	(466)	—
Long-term liabilities	(6,859)	(5,882)	(7,178)	(17,747)

Net amount recognized at December 31	$(6,859)	$3,672	$(7,644)	$(15,755)

The accumulated benefit obligation for all defined benefit pension plans was $64 million and $92 million at December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the
Non-U.S.
Pension Plans that have accumulated benefit obligations in excess of plan assets at December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Accumulated benefit obligations	$16,962	$75,178
Fair value of plan assets	$13,616	$66,414
The summary of the
Non-U.S.
Pension Plans that have projected benefit obligations in excess of plan assets at December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Projected benefit obligations	$19,498	$96,010
Fair value of plan assets	$13,616	$78,264
The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022		2021		2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans

Service cost	$775	$4,018	$884	$4,577	$665	$4,519
Interest cost	706	1,360	559	1,247	711	1,413
Expected return on plan assets	(1,138)	(1,972)	(1,011)	(1,835)	(871)	(1,874)
Settlement loss	—	73	—	77	—	235
Net amortization:
Prior service credit	(19)	(129)	(19)	(87)	(19)	(163)
Net actuarial loss	—	649	10	1,186	—	1,571

Net periodic pension cost	$324	$3,999	$423	$5,165	$486	$5,701

The summary of the changes in amounts recognized in other comprehensive income (loss) for the plans for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022		2021		2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans

Prior service credit	$—	$—	$—	$(69)	$—	$—
Net gain (loss) arising during the year	623	19,025	1,524	6,708	(1,692)	(3,104)
Amortization:
Prior service credit	(19)	(129)	(19)	(87)	(19)	(163)
Net loss	—	722	10	1,263	—	1,806
Currency impact	—	1,305	—	1,179	—	(2,225)

Total recognized in other comprehensive (loss) income	$604	$20,923	$1,515	$8,994	$(1,711)	$(3,686)

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the amounts included in accumulated other comprehensive loss in stockholders’ equity for the plans at December 31, 2022 and 2021 is as follows (in thousands):

	2022		2021
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial (loss) gain	$(266)	$6,157	$(889)	$(14,938)
Prior service credit (cost)	36	(20)	55	152

Total	$(230)	$6,137	$(834)	$(14,786)

The plans’ investment asset mix is as follows at December 31, 2022 and 2021:

	2022		2021
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	77%	5%	77%	8%
Debt securities	23%	18%	23%	18%
Cash and cash equivalents	0%	2%	0%	1%
Insurance contracts and other	0%	75%	0%	73%

Total	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans Policy Target
	Policy Target	Range
Equity securities	60%	30% - 90%	13%
Debt securities	35%	20% - 50%	19%
Cash and cash equivalents	0%	0% - 10%	8%
Insurance contracts and other	5%	0% - 10%	60%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3:
These bank and insurance investment contracts are issued by well-known, highly-rated companies. The fair value disclosed represents the present value of future cash flows under the terms of the respective contracts. Significant assumptions used to determine the fair value of these contracts include the amount and timing of future cash flows and counterparty credit risk.

There have been no changes in the above valuation techniques associated with determining the value of the plans’ assets during the years ended December 31, 2022 and 2021.
The fair value of the Company’s retirement plan assets are as follows at December 31, 2022 (in thousands):

	Total at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (a)	15,724	15,724	—	—

Total U.S. Retiree Healthcare Plan	15,724	15,724	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	1,527	1,527	—	—
Mutual funds (c)	18,176	18,176	—	—
Bank and insurance investment contracts (d)	57,994	—	—	57,994

Total Non-U.S. Pension Plans	77,697	19,703	—	57,994

Total fair value of retirement plan assets	$93,421	$35,427	$—	$57,994

The fair value of the Company’s retirement plan assets are as follows at December 31, 2021 (in thousands):

	Total at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (e)	18,314	18,314	—	—

Total U.S. Retiree Healthcare Plan	18,314	18,314	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	1,333	1,333	—	—
Mutual funds (f)	23,891	23,891	—	—
Bank and insurance investment contracts (d)	65,945	—	—	65,945

Total Non-U.S. Pension Plans	91,169	25,224	—	65,945

Total fair value of retirement plan assets	$109,483	$43,538	$—	$65,945

a)
The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 49% in the common stock of large-cap
U.S. companies, 28% in the common stock of international growth companies and 23% in fixed income bonds of U.S. companies and the U.S. government.

b)	Primarily represents deposit account funds held with various financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c)
The mutual fund balance in the
Non-U.S.
Pension Plans is primarily invested in the following categories: 59% in international bonds, 22% in the common stock of international companies and 19% in various other global investments.

d)	Amount represents bank and insurance guaranteed investment contracts.
e)
The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 48% in the common stock of large-cap
U.S. companies, 29% in the common stock of international growth companies and 23% in fixed income bonds of U.S. companies and the U.S. government.

f)
The mutual fund balance in the
Non-U.S.
Pension Plans is invested in the following categories: 58% in international bonds, 31% in the common stock of international companies and 11% in various other global investments.

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2022 and 2021 (in thousands):

Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2020	$69,120
Net purchases (sales) and appreciation (depreciation)	(3,175)

Fair value of assets, December 31, 2021	65,945
Net purchases (sales) and appreciation (depreciation)	(7,951)

Fair value of assets, December 31, 2022	$57,994

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2022, 2021 and 2020 are as
follows:

	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.42%	3.82%	2.70%	1.40%	2.25%	1.12%
Increases in compensation levels	* *	3.14%	* *	2.74%	* *	2.69%
Interest crediting rate	5.25%	1.57%	5.25%	0.99%	5.25%	0.85%

**	Not applicable
The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.70%	2.09%	2.25%	1.40%	3.42%	1.98%
Return on plan assets	6.25%	3.07%	6.25%	2.58%	6.25%	2.99%
Increases in compensation levels	* *	3.58%	* *	3.11%	* *	3.62%
Interest crediting rate	5.25%	1.55%	5.25%	0.77%	5.25%	0.63%

**	Not applicable
To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolio and historical expenses paid by the plan. A
one-quarter
percentage point increase in the assumed long-term rate of return on assets would decrease the Company’s net periodic benefit cost by less than $1 million. A
one-quarter
percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost by less than $1 million.
During fiscal year 2023, the Company expects to contribute a total of approximately $
3
 million to $
6
 million to the Company’s defined benefit plans. Estimated future benefit payments from the plans as of December 31, 2022 are as follows (in thousands):

	U.S. Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2023	$1,700	$3,459	$5,159
2024	1,789	2,479	4,268
2025	1,855	2,573	4,428
2026	1,878	3,162	5,040
2027	1,893	4,253	6,146
2028 - 2032	9,288	25,285	34,573
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales for the Company’s products and services are as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Product net sales:
Waters instrument systems	$1,210,456	$1,089,248	$890,855
Chemistry consumables	525,399	507,209	432,080
TA instrument systems	252,314	225,613	174,398

Total product sales	1,988,169	1,822,070	1,497,333
Service net sales:
Waters service	890,607	876,626	794,189
TA service	93,180	87,178	73,843

Total service sales	983,787	963,804	868,032

Total net sales	$2,971,956	$2,785,874	$2,365,365

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net Sales:
Asia:
China	$565,143	$521,128	$404,352
Japan	167,220	182,597	179,815
Asia Other	399,380	372,040	315,010

Total Asia	1,131,743	1,075,765	899,177
Americas:
United States	886,140	774,014	678,313
Americas Other	169,495	151,206	119,529

Total Americas	1,055,635	925,220	797,842
Europe	784,578	784,889	668,346

Total net sales	$2,971,956	$2,785,874	$2,365,365

None
of the Company’s individual customers accounts for more than 2% of annual Company sales. Net sales by customer class are as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Pharmaceutical	$1,751,665	$1,667,061	$1,386,966
Industrial	909,805	829,204	707,772
Academic and government	310,486	289,609	270,627

Total net sales	$2,971,956	$2,785,874	$2,365,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020

Net sales recognized at a point in time:
Instrument systems	$1,462,770	$1,314,861	$1,065,253
Chemistry consumables	525,399	507,209	432,080
Service sales recognized at a point in time (time & materials)	367,501	354,666	365,776

Total net sales recognized at a point in time	2,355,670	2,176,736	1,863,109
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	616,286	609,138	502,256

Total net sales	$2,971,956	$2,785,874	$2,365,365

Long-lived assets information at December 31, 2022, 2021 and 2020 is presented below (in thousands):

	December 31,
	2022	2021	2020
Long-lived assets:
United States	$429,469	$395,446	$350,615
Americas Other	1,663	1,662	1,179

Total Americas	431,132	397,108	351,794
Europe	133,465	130,806	119,978
Asia	17,620	19,999	22,231

Total long-lived assets	$582,217	$547,913	$494,003

The Americas Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19     Unaudited Quarterly Results
The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2022	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$690,572	$714,319	$708,555	$858,510	$2,971,956
Costs and operating expenses:
Cost of sales	285,685	307,206	307,101	348,190	1,248,182
Selling and administrative expenses	157,475	161,877	164,417	174,257	658,026
Research and development expenses	40,472	44,006	43,435	48,277	176,190
Purchased intangibles amortization	1,673	1,598	1,592	1,503	6,366
Acquired in-process research and development	9,797	—	—	—	9,797

Total costs and operating expenses	495,102	514,687	516,545	572,227	2,098,561

Operating income	195,470	199,632	192,010	286,283	873,395
Other income (expense), net	170	1,535	895	(372)	2,228
Interest expense	(11,059)	(11,419)	(12,420)	(13,899)	(48,797)
Interest income	2,114	2,526	2,896	3,484	11,020

Income before income taxes	186,695	192,274	183,381	275,496	837,846
Provision for income taxes	26,864	27,410	27,383	48,434	130,091

Net income	$159,831	$164,864	$155,998	$227,062	$707,755

Net income per basic common share	2.64	2.74	2.61	3.83	11.80
Weighted-average number of basic common shares	60,580	60,206	59,801	59,329	59,985
Net income per diluted common share	2.62	2.72	2.60	3.81	11.73
Weighted-average number of diluted common shares and equivalents	60,952	60,510	60,081	59,644	60,331

	First	Second	Third	Fourth
2021	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$608,545	$681,647	$659,233	$836,449	$2,785,874
Costs and operating expenses:
Cost of sales	254,147	280,254	271,128	351,004	1,156,533
Selling and administrative expenses	143,196	158,213	152,545	173,014	626,968
Research and development expenses	38,092	44,949	41,986	43,331	168,358
Purchased intangibles amortization	1,840	1,809	1,759	1,735	7,143
Litigation provisions	—	—	—	5,165	5,165
Total costs and operating expenses	437,275	485,225	467,418	574,249	1,964,167

Operating income	171,270	196,422	191,815	262,200	821,707
Other income (expense), net	9,359	9,321	(607)	(870)	17,203
Interest expense	(10,946)	(12,027)	(11,081)	(10,884)	(44,938)
Interest income	4,101	3,698	2,548	1,874	12,221

Income before income taxes	173,784	197,414	182,675	252,320	806,193
Provision for income taxes	25,657	30,122	21,490	36,081	113,350

Net income	$148,127	$167,292	$161,185	$216,239	$692,843

Net income per basic common share	2.38	2.71	2.63	3.55	11.25
Weighted-average number of basic common shares	62,260	61,685	61,359	60,984	61,575
Net income per diluted common share	2.37	2.69	2.60	3.52	11.17
Weighted-average number of diluted common shares and equivalents	62,632	62,157	61,888	61,423	62,028

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
During the first quarter of 2021, the Company recorded an unrealized gain of $10 million due to an observable change in fair value of an existing investment the Company does not have the ability to exercise significant influence over. This unrealized gain was recorded in other income (expense), net in the consolidated statement of operations.
During the second quarter of 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $10 million in guaranteed payments, including minimum royalty payments, which was recognized within other income
(expense), net
in our consolidated statement of operations. This settlement was recorded in other
income
 (expense), net in our consolidated statement of operations
.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 47 of this Annual Report.

Report of the Independent Registered Public Accounting Firm

See the report of PricewaterhouseCoopers LLP in Item 8 beginning on page 48 of this Annual Report.

Changes in Internal Control Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Dr. Udit Batra, 52, was appointed a Director of the Company as well as President and CEO on September 1, 2020. He most recently served as Chief Executive Officer of the Life Science business of Merck KGaA,

Darmstadt, Germany, which operates as MilliporeSigma in the United States and Canada, and as a member of its Executive Board, roles he held from 2014 and 2016, respectively, through July 2020. Prior to that, Dr. Batra served as President and Chief Executive Officer of Merck KGaA, Darmstadt, Germany’s Consumer Health business. Dr. Batra oversaw the company’s Bioethics Advisory Panel and had Board responsibility for the global Information Technology function. Before joining Merck KGaA, Darmstadt, Germany, Dr. Batra held several positions of increasing responsibility at Novartis, including Global Head of Corporate Strategy in Switzerland, Country President for the Pharma Business of Novartis in Australia and New Zealand and the Global Head of Public Health and Market Access in Cambridge, Massachusetts. Dr. Batra also served at the global consultancy McKinsey & Company across the healthcare, consumer and non-profit sectors. Dr. Batra started his career at Merck Research Labs in West Point, Pennsylvania as a research engineer.

Jianqing Bennett, 53, was appointed Senior Vice President of TA Instruments Division on May 1, 2021. Previously, Ms. Bennett served as Senior Vice President, High Growth Markets at Beckman Coulter Diagnostics from November 2017 to March 2021. Prior to that, from 2007-2017, she held various senior management positions at Carestream Health Inc, including serving as President, Medical Digital Solutions from August 2015 to November 2017.

Amol Chaubal, 47, was appointed Chief Financial Officer of Waters Corporation on May 12, 2021. Previously, Mr. Chaubal was Chief Financial Officer of Quanterix Corporation, a life sciences company, where he served as Chief Financial Officer since April 2019. Before Quanterix, Mr. Chaubal served as Chief Financial Officer, Global Operations at Smith & Nephew, a global medical devices company, from October 2017 to April 2019. Prior to his time at Smith & Nephew, he served as Corporate Vice President and Head of Finance for the Clinical Research Services and Access business at Parexel from July 2015 to October 2017.

Jonathan M. Pratt, 53, was appointed Senior Vice President, Waters Division, on May 1, 2021. Previously, he served as Senior Vice President and President, TA Instruments from August 2019 to April 30, 2021. Prior to joining Waters Corporation, Mr. Pratt was President of Beckman Coulter Life Sciences from January 2017 to April 2019. Additionally, he held senior positions at Pall Corporation from 2001 to 2017, where he was Vice President and General Manager from October 2015 to December 2016 following Pall Corporation’s acquisition by Danaher Corporation and, prior to that, President of its Food & Beverage, Laboratory and ForteBio businesses from April 2011 to October 2015. Since August 2020, Mr. Pratt has served on the Board of SPX FLOW, Inc. (NYSE:FLOW) as an independent director and a member of the Audit, Compensation and Nominating & Governance Committees.

Information regarding the Company’s directors, any material changes to the process by which security holders may recommend nominees to the Board of Directors and the information required by the Item will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference (the “2023 Proxy Statement”), under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act is contained in the 2023 Proxy Statement, under the heading “Delinquent Section 16(a) Reports”. Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the 2023 Proxy Statement, under the headings “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference.

The Company has adopted a Global Code of Business Conduct & Ethics (the “Code”) that applies to all of the Company’s employees (including its executive officers) and directors and that is in compliance with Item 406 of Regulation S-K. The Code has been distributed to all employees of the Company. In addition, the Code is available on the Company’s website, https://www.waters.com, under the caption “Corporate Governance”. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of a provision of, the Code applicable to any executive officer or director by posting such information on its website. The Company shall also provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee and nominating and corporate governance committee of the Board of Directors are available on the Company’s website, https://www.waters.com, under the caption “Corporate Governance”. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

Item 11:	Executive Compensation

This information is contained in the 2023 Proxy Statement, under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in the 2023 Proxy Statement, under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	976	$238.43	6,929
Equity compensation plans not approved by security holders	—	—	—

Total	976	$238.43	6,929

(1)

Column (a) includes an aggregate of 379 shares of common stock to be issued upon settlement of restricted stock, restricted stock units and performance stock units. The weighted-average share price in column (b) does not take into account restricted stock, restricted stock units or performance stock units, which do not have an exercise price.

See Note 14, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in the 2023 Proxy Statement, under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in the 2023 Proxy Statement, under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:

(1)	Financial Statements:
The consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report and are set forth on pages 50 to 95. The report of PricewaterhouseCoopers LLP (PCAOB ID: 238), an independent registered public accounting firm, dated February 27, 2023, is set forth beginning on page 48 of this Annual Report.

(2)	Exhibits:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation (Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010)).+

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010)).

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010)).

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001 (Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010)).

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of October 8, 2020 (Incorporated by reference to the Registrant’s Report on Form 8-K dated October 8, 2020 (File No. 001-14010)).

4.1	Description of Registrant’s Securities. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K dated February 24, 2021 (File No. 001-14010)).

10.1	Waters Corporation Retirement Plan. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated October 24, 1996 (File No. 333-96934)).*+

10.2	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010)).*

10.3	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2009 (File No. 001-14010)).*

10.4	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2009 (File No. 001-14010)).*

10.5	2014 Waters Corporation Management Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2015 (File No. 001-14010)).*

10.6	Waters Corporation 2009 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507)).*

10.7	Waters Corporation 2012 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721)).*

Exhibit Number	Description of Document

10.8	Form of Waters 2012 Stock Option Agreement - Executive Officers (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.9	Form of Waters 2012 Stock Option Agreement - Directors (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.10	Form of Waters 2012 Restricted Stock Agreement - Directors (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.11	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - Five Year Vesting. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010)).*

10.12	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - One Year Vesting (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010)).*

10.13	Note Purchase Agreement, dated June 30, 2014, between Waters Corporation and the purchases named therein (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2014 (File No. 001-14010)).

10.14	First Amendment to the Note Purchase Agreement, dated as of June 30, 2014 (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.15	Change of Control/Severance Agreement, dated as of April 1, 2015, between Waters Corporation and Michael F. Silveira (Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2015 (File No. 001-14010)).*

10.16	Note Purchase Agreement, dated as of May 12, 2016, between Waters Corporation and the purchasers named therein (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2016 (File No. 001-14010)).

10.17	First Amendment to the Note Purchase Agreement, dated as of May 12, 2016 (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.18	Form of Waters 2012 Performance Stock Unit Award Agreement (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 15, 2016 (File No. 001-14010)).*

10.19	Form of Change of Control/Severance Agreement (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 27, 2017 (File No. 001-14010)).*

10.20	Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2018 (File No. 001-14010)).

10.21	First Amendment to the Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.22	Amendment and Restatement Agreement to the Credit Agreement, dated as of September 17, 2021, by and among the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Registrant’s Report on Form 8-K dated September 20, 2021 (File No. 001-14010)).

10.23	Note Purchase Agreement, dated as of September 12, 2019, between Waters Corporation and the purchasers named therein (Incorporated by reference to the Registrant’s Report on Form 8-K dated September 16, 2019 (File No. 001-14010)).

Exhibit Number	Description of Document

10.24	Form of Performance Stock Unit Award Agreement under the Waters Corporation 2012 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 25, 2020 (File No. 001-14010)).*

10.25	President and Chief Executive Employment Agreement, dated July 14, 2020, between Waters Corporation and Udit Batra (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.26	Change of Control/Severance Agreement, dated as of July 14, 2020, between Waters Corporation and Udit Batra (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.27	Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registration Statement filed on Form S-8 dated June 8, 2020 (File No. 333-239020)).*

10.28	Employee Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.29	Director Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.30	Form of RSU Agreement under the Waters Corporation 2020 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.31	CEO Form of PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.32	Employee (Non-CEO) PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.33	Director Form of RSA Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.34	Note Purchase Agreement, dated as of March 2, 2021, by and among the Company and the purchasers signatory thereto, including the forms of notes (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 4, 2021 (File No. 001-14010)).

10.35	Employment Offer Letter, dated April 16, 2021, between Waters Corporation and Amol Chaubal (Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2021 (File No. 001-14010)).*

10.36	Change of Control and Severance Agreement, dated April 16, 2021, between Waters Corporation and Amol Chaubal (Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2021 (File No. 001-14010)).*

10.37	Letter Agreement, dated April 18, 2021, between Waters Corporation and Jonathan M. Pratt (Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2021 (File No. 001-14010)).*

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Waters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

+	Paper Filing
*	Management contract or compensatory plan required to be filed as an Exhibit to this Annual Report.
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

The optional summary in Item 16 has not been included in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ Amol Chaubal
Amol Chaubal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2023.

/s/ Dr. Flemming Ornskov, M.D., M.P.H.	Chairman of the Board of Directors
Dr. Flemming Ornskov, M.D., M.P.H.

/s/ Dr. Udit Batra, Ph.D.	President and Chief Executive Officer
Dr. Udit Batra, Ph.D.	Director (Principal Executive Officer)

/s/ Amol Chaubal	Senior Vice President and Chief Financial Officer
Amol Chaubal	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Linda Baddour	Director
Linda Baddour

/s/ Dan Brennan	Director
Dan Brennan

/s/ Edward Conard	Director
Edward Conard

/s/ Dr. Pearl S. Huang, Ph.D.	Director
Dr. Pearl S. Huang, Ph.D.

/s/ Wei Jiang	Director
Wei Jiang

/s/ Christopher A. Kuebler	Director
Christopher A. Kuebler

/s/ Mark Vergnano	Director
Mark Vergnano

104