Form 10-Q
period 2023-04-01
WATERS CORP /DE/
filed 2023-05-09
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
(
508)
 478-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WAT	New York Stock Exchange , Inc.
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
of the Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of the registrant’s common stock as of May 5, 2023:
59,033,571

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 1, 2023	December 31, 2022

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$486,070	$480,529
Investments	885	862
Accounts receivable, net	683,341	722,892
Inventories	499,422	455,710
Other current assets	103,981	103,910

Total current assets	1,773,699	1,763,903
Property, plant and equipment, net	590,207	582,217
Intangible assets, net	232,715	227,399
Goodwill	431,642	430,328
Operating lease assets	86,076	86,506
Other assets	192,481	191,100

Total assets	$3,306,820	$3,281,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$50,040	$50,000
Accounts payable	93,558	93,302
Accrued employee compensation	25,727	103,300
Deferred revenue and customer advances	306,865	227,908
Current operating lease liabilities	24,470	26,429
Accrued income taxes	150,689	132,545
Accrued warranty	12,311	11,949
Other current liabilities	138,290	140,304

Total current liabilities	801,950	785,737
Long-term liabilities:
Long-term debt	1,430,130	1,524,878
Long-term portion of retirement benefits	42,661	38,203
Long-term income tax liabilities	249,196	248,496
Long-term operating lease liabilities	62,257	62,108
Other long-term liabilities	120,803	117,543

Total long-term liabilities	1,905,047	1,991,228

Total liabilities	2,706,997	2,776,965
Commitments and contingencies (Notes 6, 7 and 8)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 1, 2023 and December 31, 2022	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,550 and 162,425 shares issued, 59,020 and 59,104 shares outstanding at April 1, 2023 and December 31, 2022, respectively	1,626	1,624
Additional paid-in capital	2,214,963	2,199,824
Retained earnings	8,649,510	8,508,587
Treasury stock, at cost, 103,530 and 103,321 shares at April 1, 2023 and December 31, 2022, respectively	(10,133,480)	(10,063,975)
Accumulated other comprehensive loss	(132,796)	(141,572)

Total stockholders’ equity	599,823	504,488

Total liabilities and stockholders’ equity	$3,306,820	$3,281,453

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022

	(In thousands, except per share data)
Revenues:
Product sales	$436,457	$450,840
Service sales	248,217	239,732

Total net sales	684,674	690,572
Costs and operating expenses:
Cost of product sales	180,354	191,610
Cost of service sales	104,026	94,075
Selling and administrative expenses	181,956	157,475
Research and development expenses	42,691	40,472
Purchased intangibles amortization	1,479	1,673
Acquired in-process research and development	—	9,797

Total costs and operating expenses	510,506	495,102

Operating income	174,168	195,470
Other income, net	1,388	170
Interest expense	(14,444)	(11,059)
Interest income	4,061	2,114

Income before income taxes	165,173	186,695
Provision for income taxes	24,250	26,864

Net income	$140,923	$159,831

Net income per basic common share	$2.39	$2.64
Weighted-average number of basic common shares	59,023	60,580
Net income per diluted common share	$2.38	$2.62
Weighted-average number of diluted common shares and equivalents	59,317	60,952
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022

	(In thousands)
Net income	$140,923	$159,831
Other comprehensive income (loss):
Foreign currency translation	8,783	(6,169)
Unrealized gains on investments before income taxes	—	15
Income tax expense	—	(4)

Unrealized gains on investments, net of tax	—	11
Retirement liability adjustment before reclassifications	80	268
Amounts reclassified to other income	(83)	127

Retirement liability adjustment before income taxes	(3)	395
Income tax expense	(4)	(97)

Retirement liability adjustment, net of tax	(7)	298
Other comprehensive income (loss)	8,776	(5,860)

Comprehensive income	$149,699	$153,971

T
he accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
	(In thousands)
Cash flows from operating activities:
Net income	$140,923	$159,831
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,805	10,933
Deferred income taxes	(5,078)	4,175
Depreciation	19,411	17,209
Amortization of intangibles	11,743	15,455
Acquired in-process research and development and other non-cash items	—	9,381
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	44,047	(907)
Increase in inventories	(42,621)	(26,832)
Increase in other current assets	(2,123)	(1,805)
Decrease (increase) in other assets	6,662	(13,491)
Decrease in accounts payable and other current liabilities	(71,257)	(69,548)
Increase in deferred revenue and customer advances	77,206	91,514
Increase in other liabilities	5,033	2,045

Net cash provided by operating activities	196,751	197,960
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(34,390)	(27,751)
Proceeds from equity investments, net	—	6,785
Payments for intellectual property licenses	—	(4,897)
Purchases of investments	(893)	(9,219)
Maturities and sales of investments	877	54,074

Net cash (used in) provided by investing activities	(34,406)	18,992
Cash flows from financing activities:
Proceeds from debt issuances	50,040	—
Payments on debt	(145,000)	(70,000)
Proceeds from stock plans	2,378	12,832
Purchases of treasury shares	(69,505)	(170,136)
Proceeds from (payments for) derivative contracts	2,876	(107)

Net cash used in financing activities	(159,211)	(227,411)
Effect of exchange rate changes on cash and cash equivalents	2,407	(10,705)

Increase (decrease) in cash and cash equivalents	5,541	(21,164)
Cash and cash equivalents at beginning of period	480,529	501,234

Cash and cash equivalents at end of period	$486,070	$480,070

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance December 31, 2021	162,084	$1,621	$2,114,880	$7,800,832	$(9,437,914)	$(111,865)	$367,554
Net income	—	—	—	159,831	—	—	159,831
Other comprehensive loss	—	—	—	—	—	(5,860)	(5,860)
Issuance of common stock for employees:
Employee Stock Purchase Plan	7	—	2,327	—	—	—	2,327
Stock options exercised	69	1	11,091	—	—	—	11,092
Treasury stock	—	—	—	—	(170,136)	—	(170,136)
Stock-based compensation	92	1	10,128	—	—	—	10,129

Balance April 2, 2022	162,252	$1,623	$2,138,426	$7,960,663	$(9,608,050)	$(117,725)	$374,937

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2022	162,425	$1,624	$2,199,824	$8,508,587	$(10,063,975)	$(141,572)	$504,488
Net income	—	—	—	140,923	—	—	140,923
Other comprehensive income	—	—	—	—	—	8,776	8,776
Issuance of common stock for employees:
Employee Stock Purchase Plan	8	—	2,000	—	—	—	2,000
Stock options exercised	6	—	969	—	—	—	969
Treasury stock	—	—	—	—	(69,505)	—	(69,505)
Stock-based compensation	111	2	12,170	—	—	—	12,172

Balance April 1, 2023	162,550	$1,626	$2,214,963	$8,649,510	$(10,133,480)	$(132,796)	$599,823

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2023 and 2022 ended on April 1, 2023 and April 2, 2022, respectively.
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
for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2023.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
Acquisition Agreement
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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of April 1, 2023 and December 31, 2022, $313 million out of $487 million and $472 million out of $481 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $188 million out of $487 million and $336 million out of $481 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at April 1, 2023 and December 31, 2022, respectively.
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
The following is a summary of the activity of the Company’s allowance for credit losses for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Allowance for Credit Losses
April 1, 2023	$14,311	$1,572	$(1,028)	$14,855
April 2, 2022	$13,228	$987	$(1,072)	$13,143
Other Investments
During the three months ended April 1, 2023, the Company did not have any other investment activity. During the three months ended April 2, 2022, the Company recorded a realized gain of $
4
million in other income, net in the consolidated statement of operations due to the sale of an equity investment as well as incurring
$4
million in impairment losses on an equity investment.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of April 1, 2023 and December 31, 2022. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at April 1, 2023 (in thousands):

	Total at April 1, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$885	$—	$885	$—
Waters 401(k) Restoration Plan assets	28,310	28,310	—	—
Foreign currency exchange contracts	121	—	121	—
Interest rate cross-currency swap agreements	13,880	—	13,880	—

Total	$43,196	$28,310	$14,886	$—

Liabilities:
Foreign currency exchange contracts	$67	$—	$67	$—
Interest rate cross-currency swap agreements	6,756	—	6,756	—

Total	$6,823	$—	$6,823	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 (in thousands):

	Total at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$862	$—	$862	$—
Waters 401(k) Restoration Plan assets	25,532	25,532	—	—
Foreign currency exchange contracts	231	—	231	—
Interest rate cross-currency swap agreements	19,163	—	19,163	—

Total	$45,788	$25,532	$20,256	$—

Liabilities:
Contingent consideration	$1,509	$—	$—	$1,509
Foreign currency exchange contracts	98	—	98	—
Interest rate cross-currency swap agreements	4,783	—	4,783	—

Total	$6,390	$—	$4,881	$1,509

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value of Cash Equivalents, Investments, Foreign Currency Exchange Contracts and Interest Rate Cross-Currency Swap Agreements
The fair values of the Company’s cash equivalents, investments, foreign currency exchange contracts and interest rate cross-currency swap agreements are determined through market and observable sources and have been classified as Level
2
. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources.
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both April 1, 2023 and December 31, 2022. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be
$1.1
billion at both April 1, 2023 and December 31, 2022, using Level 2 inputs.

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
Interest Rate Cross-Currency Swap Agreements
As of April 1, 2023, the Company had three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $585 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	April 1, 2023		December 31, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$31,461	$121	$42,047	$231
Other current liabilities	$16,968	$67	$13,450	$98
Interest rate cross-currency swap agreements:
Other assets	$400,000	$13,880	$400,000	$19,163
Other liabilities	$185,000	$6,756	$185,000	$4,783
Accumulated other comprehensive income		$2,770		$10,026

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements (in thousands):

	Financial Statement Classification	Three Months Ended
		April 1, 2023	April 2, 2022
Foreign currency exchange contracts:
Realized gains (losses) on closed contracts	Cost of sales	$30	$(1,499)
Unrealized losses on open contracts	Cost of sales	(78)	(489)

Cumulative net pre-tax losses	Cost of sales	$(48)	$(1,988)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,655	$1,775
Unrealized (losses) gains on contracts, net	Accumulated other comprehensive loss	$(7,256)	$12,188
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
such that it shall now expire on
January 21, 2024

and
increased the total
authorization level to $
4.8
 billion, an increase of $
750
 million. During the three months ended April 1, 2023 and April 2, 2022, the Company repurchased
0.2 million and 0.5
 million shares of the Company’s outstanding common stock at a cost of $
58 million and $160
 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $
11 million and $10
 million of common stock related to the vesting of restricted stock units during the three months ended April 1, 2023 and April 2, 2022, respectively. As of April 1, 2023, the Company had repurchased an aggregate of
15.2
 million shares at a cost of $
3.8

billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. While the Company believes that it has the financial flexibility to fund these share repurchases, as well as to invest in research, technology and business acquisitions, given current cash levels and debt borrowing capacity, it has temporarily suspended its share repurchases due to its recently announced agreement to acquire Wyatt Technology.

1
1

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
The following is a summary of the activity of the Company’s accrued warranty liability for the three
months ended April 1, 2023 and April 2, 2022 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
April 1, 2023	$11,949	$2,177	$(1,815)	$12,311
April 2, 2022	$10,718	$1,916	$(2,422)	$10,212
2 Revenue Recognition
The Company’s deferred revenue liabilities
i
n the consolidated balance sheets consist of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

	April 1, 2023	April 2, 2022
Balance at the beginning of the period	$285,175	$273,598
Recognition of revenue included in balance at beginning of the period	(105,222)	(103,355)
Revenue deferred during the period, net of revenue recognized	193,286	198,036

Balance at the end of the period	$373,239	$368,279

The Company classified $66 million and $57 million of deferred revenue and customer advances in other long-term liabilities at April 1, 2023 and December 31, 2022, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

April 1, 2023
Deferred revenue and customer advances expected to be recognized in:
One year or less	$306,865
13-24 months	40,785
25 months and beyond	25,589

Total	$373,239

1
2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets consist of time deposits that mature in one year or less with an amortized cost and a fair value of $0.9 million at both April 1, 2023 and December 31, 2022.

4 Inventories
Inventories are classified as follows (in thousands):

	April 1, 2023	December 31, 2022
Raw materials	$217,120	$205,760
Work in progress	24,380	19,899
Finished goods	257,922	230,051

Total inventories	$499,422	$455,710

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $432 million and $430 million at April 1, 2023 and December 31, 2022, respectively. The effect of foreign currency translation increased
 goodwill by $2 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	April 1, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$610,668	$455,952	5years	$589,604	$441,414	5years
Purchased intangibles	198,395	168,787	11years	197,805	166,735	11years
Trademarks	9,680	—	—	9,680	—	—
Licenses	14,339	7,186	6years	14,070	6,729	6years
Patents and other intangibles	106,660	75,102	8years	104,139	73,021	8years

Total	$939,742	$707,027	7years	$915,298	$687,899	7years

The Company capitalized $14 million and $12
 million of intangible assets in the three months ended April 1, 2023 and April 2, 2022, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $
10 million and $8
 million, respectively, in the three months ended April 1, 2023 due to the effects of foreign currency translation. Amortization expense for intangible assets was $
12 million and $15 million for the three months ended April 1, 2023 and April 2, 2022, respectively. Amortization expense for intangible assets is estimated to be
$49 million per year for each of the next five years.
6 Debt
The Company has a five-year, $1.8 billion revolving facility (the “Credit Facility”) that expires in September 2026. On March 3, 2023, the Company amended the Credit Facility to increase the borrowing capacity by $200 million to an aggregate total borrowing capacity of $2.0 billion, which did not affect the maturity date of September 17, 2026. The amendment also replaced all references in the Credit Facility to LIBOR with Term SOFR as the benchmark rate. As of April 1, 2023 and December 31, 2022, the Credit Facility had a total of $
175 million and $270 million outstanding, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The interest rates applicable under the Credit Facility are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (1) the prime rate in effect on such day, (2) the Federal Reserve Bank of New York Rate on such day plus 1/2 of 1% per annum and (3) the adjusted Term SOFR rate for a one—month interest period as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1% annum) or the applicable 1, 3 or 6 month adjusted Term SOFR or EURIBO rate for euro—denominated loans, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 and 12.5 basis points for alternate base rate loans and between 80 and 112.5 basis points for Term SOFR or EURIBO rate loans. The facility fee on the Credit Facility ranges between 7.5 and 25 basis points per annum, based on the leverage ratio, of the amount of the revolving facility commitments and the outstanding term loan. The Credit Facility requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the Credit Facility includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.
As
 of both April 1, 2023 and December 31, 2022, the Company had a total of $
1.3

billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi—annually each year. Interest on the floating rate senior unsecured notes is payable quarterly.

T
he

Company may prepay all or some of the senior unsecured notes at any time in an amount not less than
10
%

of the aggregate principal amount outstanding, plus the applicable make—whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than
3.50
:
1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than
3.50
:1
as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

The Company had the following outstanding debt at April 1, 2023 and December 31, 2022 (in thousands):

	April 1, 2023	December 31, 2022

Foreign subsidiary lines of credit	$40	$—
Senior unsecured notes—Series I - 3.13%, due May 2023	50,000	50,000

Total notes payable and debt, current	50,040	50,000
Senior unsecured notes—Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes—Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes—Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes—Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes—Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes—Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes—Series O - 2.25%, due March 2031	400,000	400,000
Credit agreement	175,000	270,000
Unamortized debt issuance costs	(4,870)	(5,122)

Total long-term debt	1,430,130	1,524,878

Total debt	$1,480,170	$1,574,878

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of April 1, 2023 and December 31, 2022, the Company had a total amount available to borrow under the Credit Facility of $1.8 billion and $1.5 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.50% and 3.54% at April 1, 2023 and December 31, 2022, respectively. As of April 1, 2023, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $114 million and $
113

m
illion at April 1, 2023 and December 31, 2022, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of April 1, 2023 or December 31, 2022.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As of April 1, 2023, the Company had entered into
three-year
interest rate cross-currency swap derivative agreements with an aggregate notional value of $
585
 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of April 1, 2023. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the three months ended
April

1, 2023 and April 2, 2022
by $3 million and
$5 million, respectively, and increased the Company’s net income per diluted share by $0.05 and $0.08, respectively.
The Company’s effective tax rate
 for the
three
months

en
de
d
 April
1
,
2023
and April
2
,
2022
was
14.7
% and
14.4
%, respectively. The income tax provision includes a

$
2
million and a $
4
million income tax benefit related to stock-based compensation for the three months ended April 1, 2023 and April 2, 2022, respectively. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.
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
The Company’s gross unrecognized tax benefits, excluding interest and penalties, at April 1, 2023 and April 2, 2022 were $30 million and $
29
million, respectively. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2017. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of April 1, 2023, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of $
18
 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
8 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of April 1, 2023 are immaterial for the years ended December 31, 2023 and thereafter.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

9 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended April 1, 2023
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$140,923	59,023	$2.39
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	294	(0.01)

Net income per diluted common share	$140,923	59,317	$2.38

	Three Months Ended April 2, 2022
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$159,831	60,580	$2.64
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	372	(0.02)

Net income per diluted common share	$159,831	60,952	$2.62

For the three months ended April 1, 2023 and April 2, 2022, the Company had 140 thousand and 12 thousand stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
10 Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(146,120)	$4,548	$(141,572)
Other comprehensive (loss) income, net of tax	8,783	(7)	8,776

Balance at April 1, 2023	$(137,337)	$4,541	$(132,796)

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
reportable segment of the Company.

Net sales for the Company’s products and services are as follows for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Product net sales:
Waters instrument systems	$244,211	$269,962
Chemistry consumables	133,515	125,618
TA instrument systems	58,731	55,260

Total product sales	436,457	450,840
Service net sales:
Waters service	224,349	217,576
TA service	23,868	22,156

Total service sales	248,217	239,732

Total net sales	$684,674	$690,572

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net Sales:
Asia:
China	$116,065	$121,032
Japan	46,494	48,623
Asia Other	90,522	84,679

Total Asia	253,081	254,334
Americas:
United States	202,305	208,713
Americas Other	44,116	40,124

Total Americas	246,421	248,837
Europe	185,172	187,401

Total net sales	$684,674	$690,572

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales by customer class are as follows for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Pharmaceutical	$384,898	$415,772
Industrial	209,650	209,397
Academic and government	90,126	65,403

Total net sales	$684,674	$690,572

Net sales for the Company recognized at a point in time versus over time are as follows for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales recognized at a point in time:
Instrument systems	$302,942	$325,222
Chemistry consumables	133,515	125,618
Service sales recognized at a point in time (time & materials)	88,207	85,778

Total net sales recognized at a point in time	524,664	536,618
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	160,010	153,954

Total net sales	$684,674	$690,572

12 Recent Accounting Standard Changes and Developments
Recently Adopted Accounting Standards
In October 2021, accounting guidance was issued that requires acquirers in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The new guidance requires that at the acquisition date, the acquirer should account for the related revenue contracts in accordance with 606 as if it had originated the contracts. This guidance differs from current GAAP which requires an acquirer to recognize assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with 606, at fair value on the acquisition date. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those years. The Company adopted this standard on January 1, 2023. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

Financial Overview

The Company’s operating results are as follows for the three months ended April 1, 2023 and April 2, 2022 (dollars in thousands, except per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022	% change
Revenues:
Product sales	$436,457	$450,840	(3%)
Service sales	248,217	239,732	4%

Total net sales	684,674	690,572	(1%)
Costs and operating expenses:
Cost of sales	284,380	285,685	—
Selling and administrative expenses	181,956	157,475	16%
Research and development expenses	42,691	40,472	5%
Purchased intangibles amortization	1,479	1,673	(12%)
Acquired in-process research and development	—	9,797	* *

Operating income	174,168	195,470	(11%)
Operating income as a % of sales	25.4%	28.3%
Other income, net	1,388	170	* *
Interest expense, net	(10,383)	(8,945)	16%

Income before income taxes	165,173	186,695	(12%)
Provision for income taxes	24,250	26,864	(10%)

Net income	$140,923	$159,831	(12%)

Net income per diluted common share	$2.38	$2.62	(9%)

**	Percentage not meaningful

The Company’s net sales decreased 1% in the first quarter of 2023 driven by weaker customer demand for our instrument systems as compared to the first quarter of 2022. Foreign currency translation decreased total sales growth by 4% in the first quarter of 2023 as the significant U.S. dollar strengthening that began in March of 2022 annualized, negatively impacting our sales and operating profits. In addition, the Company’s first quarter of 2023 had one less calendar day than the first quarter of 2022. At current foreign currency exchange rates, the Company expects that foreign currency translation would be neutral to sales for the remainder of 2023. Over the two-year period comparing the first quarter of 2023 to the first quarter of 2021, the Company’s net sales grew 6% annually.

Instrument system sales decreased 7% primarily on weaker customer demand in the U.S., Europe and China in the first quarter of 2023 as compared to the instrument system sales increase of 24% in the first quarter of 2022, which was broad-based across all existing and newly introduced LC, LC-MS and Thermal Analysis instrument systems. Foreign currency translation decreased instrument system sales growth by 4% in the first quarter of 2023. Recurring revenues (combined sales of precision chemistry consumables and services) increased 4% in the first quarter of 2023, with foreign currency translation decreasing sales growth by 4%.

Operating income was $174 million in the first quarter of 2023, a decrease of 11% as compared to $195 million in the first quarter of 2022. This decrease was primarily a result of higher salary expenses related to merit compensation and additional headcount increases, Wyatt acquisition due diligence costs and the negative effect of foreign currency translation which lowered operating income by approximately $16 million and $4 million during the first quarter of 2023 and 2022, respectively.

The Company generated $197 million and $198 million of net cash flows provided by operating activities in the first quarter of 2023 and 2022, respectively.

Net cash used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $34 million and $28 million in the first quarter of 2023 and 2022, respectively.

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

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization level by $750 million to $4.8 billion. During the three months ended April 1, 2023 and April 2, 2022, the Company repurchased $58 million and $160 million of the Company’s outstanding common stock, respectively, under the share repurchase programs. While the Company believes that it has the financial flexibility to fund these share repurchases, as well as to invest in research, technology and business acquisitions, given current cash levels and debt borrowing capacity, it has temporarily suspended its share repurchases due to its recently announced agreement to acquire Wyatt Technology.

On March 3, 2023, the Company entered into an agreement to amend the credit agreement governing its revolving credit facility (the “2023 Amendment”). The 2023 Amendment increases the borrowing capacity by $200 million to an aggregate total borrowing capacity of $2.0 billion.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three months ended April 1, 2023 and April 2, 2022 (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022	% change
Net Sales:
Asia:
China	$116,065	$121,032	(4%)
Japan	46,494	48,623	(4%)
Asia Other	90,522	84,679	7%

Total Asia	253,081	254,334	—
Americas:
United States	202,305	208,713	(3%)
Americas Other	44,116	40,124	10%

Total Americas	246,421	248,837	(1%)
Europe	185,172	187,401	(1%)

Total net sales	$684,674	$690,572	(1%)

Geographically, the Company’s sales decline in the first quarter of 2023 can be attributed to the sales growth in Asia Other and Americas Other being offset by lower customer demand for our instrument systems in the U.S., Europe and China. Sales growth in the first quarter of 2023 was negatively impacted by foreign currency translation across most major regions, decreasing total sales growth by 4% in the first quarter of 2023 as the impact of the U.S. dollar strengthening that began in March 2022 annualized. The geographies that were the most negatively impacted by the strengthening of the U.S. dollar in the first quarter of 2023 were Europe and Japan, as the weakening of the euro and Japanese yen lowered sales growth in Europe and Japan by 4% and 13%, respectively, in the quarter.

Sales by Trade Class

Net sales by customer class are presented below for the three months ended April 1, 2023 and April 2, 2022 (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022	% change
Pharmaceutical	$384,898	$415,772	(7%)
Industrial	209,650	209,397	—
Academic and government	90,126	65,403	38%

Total net sales	$684,674	$690,572	(1%)

Sales to pharmaceutical customers decreased 7% in the first quarter of 2023 primarily due to a slower release of capital budgets by our customers and foreign currency translation decreasing pharmaceutical sales growth by 3%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, were flat in the first quarter of 2023, with foreign currency translation decreasing sales growth by 3%. Combined sales to academic and government customers increased 38% in the first quarter of 2023, with foreign currency translation decreasing academic and government sales growth by 7%. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the three months ended April 1, 2023 and April 2, 2022 (dollars in thousands):

	Three Months Ended
	April 1, 2023	% of Total	April 2, 2022	% of Total	% change
Waters instrument systems	$244,211	41%	$269,962	44%	(10%)
Chemistry consumables	133,515	22%	125,618	21%	6%

Total Waters product sales	377,726	63%	395,580	65%	(5%)
Waters service	224,349	37%	217,576	35%	3%

Total Waters net sales	$602,075	100%	$613,156	100%	(2%)

Waters products and service sales decreased 2% in the first quarter of 2023, with the effect of foreign currency translation decreasing Waters sales growth by 4%. Waters instrument system sales decreased 10% in the first quarter of 2023 due to weaker customer demand in the U.S., Europe and China. The increase in Waters chemistry consumables sales was primarily due to the continued strong demand in most major geographies, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers, partially offset by the negative impact from foreign currency translation which decreased sales growth by 4%. Waters service sales increased in the first quarter of 2023 due to higher service demand billing, particularly in China and Europe, partially offset by the negative impact from foreign currency translation which decreased service sales growth by 5%.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the three months ended April 1, 2023 and April 2, 2022 (dollars in thousands):

	Three Months Ended
	April 1, 2023	% of Total	April 2, 2022	% of Total	% change
TA instrument systems	$58,731	71%	$55,260	71%	6%
TA service	23,868	29%	22,156	29%	8%

Total TA net sales	$82,599	100%	$77,416	100%	7%

TA instrument system and service sales increased 6% and 8% in the first quarter of 2023, respectively, with foreign currency translation decreasing instrument system and service sales growth by 4% and 2%, respectively. The sales growth was primarily driven by strong customer demand for our thermal analysis instruments and services, particularly in the U.S. and Europe.

Cost of Sales

Cost of sales were flat in the first quarter of 2023 compared to the first quarter of 2022, primarily due to the change in sales mix and the favorable impact from foreign currency translation which decreased costs by 1%. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to be neutral to gross profit during 2023.

Selling and Administrative Expenses

Selling and administrative expenses increased 16% in the first quarter of 2023. This increase includes the Wyatt acquisition due diligence costs, which increased expenses by 6%. The remaining increase is attributed to investment in headcount to support higher-growth adjacencies, annual merit compensation increases, normalization of travel expenses to pre-COVID levels and timing of investments associated with product launch. The effect of foreign currency translation decreased selling and administrative expenses by 3% in the first quarter of 2023.

As a percentage of net sales, selling and administrative expenses were 26.6% and 22.8% for the first quarter of 2023 and 2022, respectively.

Research and Development Expenses

Research and development expenses increased 5% in the first quarter of 2023. The increase in research and development expenses in the first quarter of 2023 was impacted by additional headcount, higher salary expenses attributable to merit compensation increases and costs associated with new products and the development of new technology initiatives. The impact of foreign currency exchange decreased expenses by 4% in the first quarter of 2023.

Acquired In-Process Research & Development

In 2022, the Company completed an asset acquisition in which the CDMS technology assets of Megadalton were acquired for approximately $10 million in total purchase price, of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029.

Other Income, net

During the first quarter of 2022, the Company sold an equity investment for $7 million in cash and recorded a gain on the sale of approximately $4 million in other income, net on the statement of operations. The Company also incurred $4 million in losses on an equity investment within other income, net on the statement of operations.

Interest Expense, net

Net interest expense in the first quarter of 2023 increased $1 million, which was primarily attributable to higher debt levels and higher interest rates on our variable rate debt balances.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of April 1, 2023. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $3 million and $5 million and increased the Company’s net income per diluted share by $0.05 and $0.08 for the first quarter of 2023 and 2022, respectively.

The Company’s effective tax rate for the first quarter of 2023 and 2022 was 14.7% and 14.4%, respectively. The income tax provision includes a $2 million and a $4 million income tax benefit related to stock-based compensation for the first quarter of 2023 and 2022, respectively. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$140,923	$159,831
Depreciation and amortization	31,154	32,664
Stock-based compensation	12,805	10,933
Deferred income taxes	(5,078)	4,175
Acquired in-process research and development and other non-cash items	—	9,381
Change in accounts receivable	44,047	(907)
Change in inventories	(42,621)	(26,832)
Change in accounts payable and other current liabilities	(71,257)	(69,548)
Change in deferred revenue and customer advances	77,206	91,514
Other changes	9,572	(13,251)

Net cash provided by operating activities	196,751	197,960
Net cash (used in) provided by investing activities	(34,406)	18,992
Net cash used in financing activities	(159,211)	(227,411)
Effect of exchange rate changes on cash and cash equivalents	2,407	(10,705)

Increase (decrease) in cash and cash equivalents	$5,541	$(21,164)

Cash Flow from Operating Activities

Net cash provided by operating activities was $197 million and $198 million during the first quarter of 2023 and 2022, respectively. The decrease in 2023 operating cash flow was primarily a result of lower net income and higher inventory levels, offset by higher cash collections in 2023 compared to 2022. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 91 days at April 1, 2023 and 81 days at April 2, 2022.

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

Cash Flow from Investing Activities

Net cash used in investing activities totaled $34 million in the first quarter of 2023 and net cash provided by investing activities totaled $19 million in the first quarter of 2022. Additions to fixed assets and capitalized software were $34 million and $28 million in the first three months of 2023 and 2022, respectively. The cash flows from investing activities in 2023 and 2022 include $4 million and $6 million, respectively, of capital expenditures related to the major expansion of the Company’s precision chemistry consumable operations in the United States. The Company has incurred costs of $236 million on this facility through the end of the first quarter of 2023 and anticipates spending approximately $16 million to complete this new state-of-the-art facility for the remainder of 2023.

During the first three months of 2023 and 2022, the Company purchased $1 million and $9 million of investments, respectively, while $1 million and $54 million of investments matured, respectively, and were used for financing activities described below.

During the first quarter of 2022, the Company paid $5 million for the CDMS technology and intellectual property right asset from Megadalton, and the Company is required to make an additional $4 million of guaranteed payments at various dates in the future through 2029. The total purchase price of approximately $10 million was accounted for as Acquired In-Process Research and Development and expensed as part of costs and operating expenses in the statement of operations in 2022.

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

Cash Flow from Financing Activities

The Company entered into a credit agreement in September 2021 governing the Company’s five-year, $1.8 billion revolving facility that matures in September 2026. On March 3, 2023 the Company entered into an agreement to amend such credit agreement. The 2023 Amendment increases the borrowing capacity by $200 million to an aggregate borrowing capacity of $2.0 billion. As of April 1, 2023, the Company had a total of $1.5 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $175 million borrowed under its credit agreement. The Company’s net debt borrowings decreased by $95 million and $70 million during the three months ended 2023 and 2022, respectively.

As of April 1, 2023, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value $585 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $3 million and $2 million in the first quarter of 2023 and 2022, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $10 million in 2023.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. This new program replaced the remaining amounts available from the pre-existing program. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. During the three months ended April 1, 2023 and April 2, 2022, the Company repurchased $58 million and $160 million of the Company’s outstanding common stock, respectively, under the share repurchase program. In addition, the Company repurchased $11 million and $10 million of common stock related to the vesting of restricted stock units during the three months ended April 1, 2023 and April 2, 2022, respectively. While the Company believes that it has the financial flexibility to fund these share repurchases, as well as to invest in research, technology and business acquisitions, given current cash levels and debt borrowing capacity, it has temporarily suspended its share repurchases due to its recently announced agreement to acquire Wyatt Technology.

The Company received $2 million and $13 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first three months of 2023 and 2022, respectively.

The Company had cash, cash equivalents and investments of $487 million as of April 1, 2023. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $313 million held by foreign subsidiaries at April 1, 2023, of which $188 million was held in currencies other than U.S. dollars.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023. The Company reviewed its contractual obligations and commercial commitments as of April 1, 2023 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During fiscal year 2023, the Company expects to contribute a total of approximately $3 million to $6 million to its defined benefit plans.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, litigation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended April 1, 2023. The Company did not make any changes in those policies during the three months ended April 1, 2023.

New Accounting Pronouncements

Please refer to Note 12, Recent Accounting Standard Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

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

•

the impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates in jurisdictions in which the Company operates, specifically as it relates to the Tax Cuts and Jobs Act in the U.S.; and shifts in taxable income among jurisdictions with different effective tax rates.

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of April 1, 2023, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of April 1, 2023 and December 31, 2022, $313 million out of $487 million and $472 million out of $481 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $188 million out of $487 million and $336 million out of $481 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at April 1, 2023 and December 31, 2022, respectively. As of April 1, 2023, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of April 1, 2023 would decrease by approximately $19 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the three months ended April 1, 2023. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2023 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 1, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended April 1, 2023 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023. The Company reviewed its risk factors as of April 1, 2023 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion of certain factors under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may have a material adverse effect on the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended April 1, 2023 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
January 1, 2023 to January 28, 2023	173	$335.27	173	$1,011,207
January 29, 2023 to February 25, 2023	18	$313.01	—	$1,011,207
February 26, 2023 to April 1, 2023	18	$306.11	—	$1,011,207

Total	209	$330.84	173	$1,011,207

(1)	The Company repurchased approximately 36 thousand shares of common stock at a cost of $11 million related to the vesting of restricted stock during the first three months of 2023.
(2)

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This program replaced the remaining amounts available under the pre-existing authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization to $4.8 billion, an increase of $750 million. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

Item 6: Exhibits

Exhibit Number	Description of Document

2.1	Share Purchase Agreement, dated as of February 14, 2023, by and among Wyatt Technology Corporation, Waters Technologies Corporation, the shareholders named therein and Geofrey Wyatt in his capacity as representative of the shareholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023).

10.1	Amendment and Incremental Commitment Agreement, dated as of March 3, 2023, by and among the Company, Waters Technologies Corporation, TA Instruments – Waters L.L.C., Waters Asia Limited, Environmental Resource Associates, Inc., the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2023).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

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

/s/Amol Chaubal
Amol Chaubal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Date: May 9, 2023