Form 10-Q
period 2023-07-01
WATERS CORP /DE/
filed 2023-08-02
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
508
)
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
of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of the registrant’s common stock as of July 28, 2023: 59,102,922

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	July 1, 2023	December 31, 2022

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$329,693	$480,529
Investments	885	862
Accounts receivable, net	693,436	722,892
Inventories	536,828	455,710
Other current assets	120,342	103,910

Total current assets	1,681,184	1,763,903
Property, plant and equipment, net	615,211	582,217
Intangible assets, net	649,731	227,399
Goodwill	1,313,501	430,328
Operating lease assets	92,412	86,506
Other assets	196,157	191,100

Total assets	$4,548,196	$3,281,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$50,000	$50,000
Accounts payable	81,918	93,302
Accrued employee compensation	35,522	103,300
Deferred revenue and customer advances	324,665	227,908
Current operating lease liabilities	25,908	26,429
Accrued income taxes	121,294	132,545
Accrued warranty	12,409	11,949
Other current liabilities	157,671	140,304

Total current liabilities	809,387	785,737
Long-term liabilities:
Long-term debt	2,580,198	1,524,878
Long-term portion of retirement benefits	43,565	38,203
Long-term income tax liabilities	154,376	248,496
Long-term operating lease liabilities	66,856	62,108
Other long-term liabilities	122,585	117,543

Total long-term liabilities	2,967,580	1,991,228

Total liabilities	3,776,967	2,776,965
Commitments and contingencies (Notes 7 , 8 and 9 )
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 1, 2023 and December 31, 2022	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,576 and 162,425 shares issued, 59,046 and 59,104 shares outstanding at July 1, 2023 and December 31, 2022, respectively	1,626	1,624
Additional paid-in capital	2,232,055	2,199,824
Retained earnings	8,800,064	8,508,587
Treasury stock, at cost, 103,530 and 103,321 shares at July 1, 2023 and December 31, 2022, respectively	(10,133,716)	(10,063,975)
Accumulated other comprehensive loss	(128,800)	(141,572)

Total stockholders’ equity	771,229	504,488

Total liabilities and stockholders’ equity	$4,548,196	$3,281,453

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended

	July 1, 2023	July 2, 2022

	(In thousands, except per share data)
Revenues:
Product sales	$477,926	$469,630
Service sales	262,650	244,689

Total net sales	740,576	714,319
Costs and operating expenses:
Cost of product sales	194,354	202,356
Cost of service sales	106,722	104,850
Selling and administrative expenses	186,953	161,877
Research and development expenses	45,873	44,006
Purchased intangibles amortization	6,815	1,598

Total costs and operating expenses	540,717	514,687

Operating income	199,859	199,632
Other (expense) income, net	(352)	1,535
Interest expense	(23,272)	(11,419)
Interest income	4,040	2,526

Income before income taxes	180,275	192,274
Provision for income taxes	29,721	27,410

Net income	$150,554	$164,864

Net income per basic common share	$2.56	$2.74
Weighted-average number of basic common shares	58,857	60,206
Net income per diluted common share	$2.55	$2.72
Weighted-average number of diluted common shares and equivalents	59,010	60,510
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended

	July 1, 2023	July 2, 2022

	(In thousands, except per share data)
Revenues:
Product sales	$914,383	$920,470
Service sales	510,867	484,421

Total net sales	1,425,250	1,404,891
Costs and operating expenses:
Cost of product sales	374,708	393,966
Cost of service sales	210,748	198,925
Selling and administrative expenses	368,909	319,352
Research and development expenses	88,564	84,478
Purchased intangibles amortization	8,294	3,271
Acquired in-process research and development	—	9,797

Total costs and operating expenses	1,051,223	1,009,789

Operating income	374,027	395,102
Other income, net	1,036	1,705
Interest expense	(37,716)	(22,478)
Interest income	8,101	4,640

Income before income taxes	345,448	378,969
Provision for income taxes	53,971	54,274

Net income	$291,477	$324,695

Net income per basic common share	$4.97	$5.38
Weighted-average number of basic common shares	58,703	60,399
Net income per diluted common share	$4.95	$5.35
Weighted-average number of diluted common shares and equivalents	58,909	60,744
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended

	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(In thousands)		(In thousands)
Net income	$150,554	$164,864	$291,477	$324,695
Other comprehensive income (loss):
Foreign currency translation	3,984	(24,307)	12,767	(30,476)
Unrealized gains on investments before income taxes	—	11	—	26
Income tax expense	—	(2)	—	(6)

Unrealized gains on investments, net of tax	—	9	—	20
Retirement liability adjustment before reclassifications	91	720	171	988
Amounts reclassified to other income, net	(84)	120	(167)	247

Retirement liability adjustment before income taxes	7	840	4	1,235
Income tax benefit (expense)	5	(206)	1	(303)

Retirement liability adjustment, net of tax	12	634	5	932
Other comprehensive income (loss)	3,996	(23,664)	12,772	(29,524)

Comprehensive income	$154,550	$141,200	$304,249	$295,171

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended

	July 1, 2023	July 2, 2022

	(In thousands)
Cash flows from operating activities:
Net income	$291,477	$324,695
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23,734	20,722
Deferred income taxes	(6,435)	(12,523)
Depreciation	40,172	36,956
Amortization of intangibles	29,866	29,935
Acquired in-process research and development and other non-cash items	—	7,903
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	50,273	(57,377)
Increase in inventories	(63,607)	(65,070)
Increase in other current assets	(19,044)	(9,199)
Decrease in other assets	12	4,658
Decrease in accounts payable and other current liabilities	(122,836)	(32,197)
Increase in deferred revenue and customer advances	81,659	70,027
Decrease in other liabilities	(90,402)	(63,667)

Net cash provided by operating activities	214,869	254,863
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(80,997)	(74,746)
Business acquisitions, net of cash acquired	(1,285,907)	—
Proceeds from equity investments, net	—	5,646
Payments for intellectual property licenses	—	(4,897)
Purchases of investments	(893)	(10,959)
Maturities and sales of investments	877	77,553

Net cash used in investing activities	(1,366,920)	(7,403)
Cash flows from financing activities:
Proceeds from debt issuances	1,450,040	105,000
Payments on debt	(395,040)	(135,000)
Payments of debt issuance costs	(218)	—
Proceeds from stock plans	8,628	30,914
Purchases of treasury shares	(69,741)	(321,944)
Proceeds from derivative contracts	5,294	10,849

Net cash provided by (used in) financing activities	998,963	(310,181)
Effect of exchange rate changes on cash and cash equivalents	2,252	(19,616)

Decrease in cash and cash equivalents	(150,836)	(82,337)
Cash and cash equivalents at beginning of period	480,529	501,234

Cash and cash equivalents at end of period	$329,693	$418,897

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance April 2, 2022	162,252	$1,623	$2,138,426	$7,960,663	$(9,608,050)	$(117,725)	$374,937
Net income	—	—	—	164,864	—	—	164,864
Other comprehensive loss	—	—	—	—	—	(23,664)	(23,664)
Issuance of common stock for employees:
Employee Stock Purchase Plan	11	—	3,559	—	—	—	3,559
Stock options exercised	81	—	14,523	—	—	—	14,523
Treasury stock	—	—	—	—	(151,808)	—	(151,808)
Stock-based compensation	4	—	9,713	—	—	—	9,713

Balance July 2, 2022	162,348	$1,623	$2,166,221	$8,125,527	$(9,759,858)	$(141,389)	$392,124

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance April 1, 2023	162,550	$1,626	$2,214,963	$8,649,510	$(10,133,480)	$(132,796)	$599,823
Net income	—	—	—	150,554	—	—	150,554
Other comprehensive income	—	—	—	—	—	3,996	3,996
Issuance of common stock for employees:
Employee Stock Purchase Plan	13	—	3,933	—	—	—	3,933
Stock options exercised	11	—	2,316	—	—	—	2,316
Treasury stock	—	—	—	—	(236)	—	(236)
Stock-based compensation	2	—	10,843	—	—	—	10,843

Balance July 1, 2023	162,576	$1,626	$2,232,055	$8,800,064	$(10,133,716)	$(128,800)	$771,229

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2021	162,084	$1,621	$2,114,880	$7,800,832	$(9,437,914)	$(111,865)	$367,554
Net income	—	—	—	324,695	—	—	324,695
Other comprehensive loss	—	—	—	—	—	(29,524)	(29,524)
Issuance of common stock for employees:
Employee Stock Purchase Plan	19	—	5,886	—	—	—	5,886
Stock options exercised	150	1	25,614	—	—	—	25,615
Treasury stock	—	—	—	—	(321,944)	—	(321,944)
Stock-based compensation	95	1	19,841	—	—	—	19,842

Balance July 2, 2022	162,348	$1,623	$2,166,221	$8,125,527	$(9,759,858)	$(141,389)	$392,124

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2022	162,425	$1,624	$2,199,824	$8,508,587	$(10,063,975)	$(141,572)	$504,488
Net income	—	—	—	291,477	—	—	291,477
Other comprehensive income	—	—	—	—	—	12,772	12,772
Issuance of common stock for employees:
Employee Stock Purchase Plan	21	—	5,933	—	—	—	5,933
Stock options exercised	17	—	3,285	—	—	—	3,285
Treasury stock	—	—	—	—	(69,741)	—	(69,741)
Stock-based compensation	113	2	23,013	—	—	—	23,015

Balance July 1, 2023	162,576	$1,626	$2,232,055	$8,800,064	$(10,133,716)	$(128,800)	$771,229

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
On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The acquisition will expand Waters’ portfolio and increase exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its revolving credit facility. The Company’s interim consolidated financial statements for the three and six months ended July 1, 2023 include Wyatt’s operating results from May 16, 2023 to July 1, 2023.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2023 and 2022 ended on July 1, 2023 and July 2, 2022, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 1, 2023 and December 31, 2022, $272 million out of $331 million and $472 million out of $481 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $184 million out of $331 million and $336 million out of $481 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at July 1, 2023 and December 31, 2022, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s allowance for credit losses for the six months ended July 1, 2023 and July 2, 2022 (in thousands):

	Balance at Beginning			Balance at End of
	of Period	Additions	Deductions	Period
Allowance for Credit Losses
July 1, 2023	$14,311	$3,075	$(2,432)	$14,954
July 2, 2022	$13,228	$3,690	$(3,571)	$13,347
Other Investments
During the six months ended July 1, 2023, the Company did not have any other investment activity. During the six months ended July 2, 2022, the Company recorded a realized gain of $4 million in other income, net in the consolidated statement of operations due to the sale of an equity investment as well as incurring $4 million in impairment losses on an equity investment.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, the Company measures the fair value of all identifiable assets acquired (including intangible assets) and liabilities assumed and allocates the amounts paid to all items measured. The fair value of identifiable intangible assets acquired is based on valuations that use information and assumptions determined by management and which consider management’s best estimates of inputs and assumptions that a market participant would use. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill.
Goodwill and Other Intangible Assets
The Company evaluates goodwill for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If, as a result of the qualitative assessment, it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, the Company compares the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The fair value of reporting units is estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company performs an annual goodwill impairment assessment for its reporting units as of December 31 each year. The Company has two reporting units: Waters
TM
and TA
TM
. Goodwill is allocated to the reporting units at the time of acquisition.
The Company’s intangible assets include purchased technology; capitalized software; costs associated with acquiring Company patents, trademarks and intellectual properties, such as licenses; and acquired IPR&D. Purchased intangibles are recorded at their fair market values as of the acquisition date and amortized over their estimated useful lives, ranging from one to fifteen years. Other intangibles are amortized over a period ranging from one to ten years. Acquired IPR&D is amortized from the date of completion of the acquired program over its estimated useful life. IPR&D and indefinite-lived intangibles are tested annually for impairment.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of July 1, 2023 and December 31, 2022. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at July 1, 2023 (in thousands):

	Total at July 1, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$885	$—	$885	$—
Waters 401(k) Restoration Plan assets	28,485	28,485	—	—
Foreign currency exchange contracts	53	—	53	—
Interest rate cross-currency swap agreements	11,889	—	11,889	—

Total	$41,312	$28,485	$12,827	$—

Liabilities:
Foreign currency exchange contracts	$211	$—	$211	$—
Interest rate cross-currency swap agreements	6,164	—	6,164	—

Total	$6,375	$—	$6,375	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 (in thousands):

	Total at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$862	$—	$862	$—
Waters 401(k) Restoration Plan assets	25,532	25,532	—	—
Foreign currency exchange contracts	231	—	231	—
Interest rate cross-currency swap agreements	19,163	—	19,163	—

Total	$45,788	$25,532	$20,256	$—

Liabilities:
Contingent consideration	$1,509	$—	$—	$1,509
Foreign currency exchange contracts	98	—	98	—
Interest rate cross-currency swap agreements	4,783	—	4,783	—

Total	$6,390	$—	$4,881	$1,509

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
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both July 1, 2023 and December 31, 2022. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.2 billion and $1.1 billion at July 1, 2023 and December 31, 2022, respectively, using Level 2 inputs.
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
Interest Rate Cross-Currency Swap Agreements
As of July 1, 2023, the Company had three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	July 1, 2023		December 31, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$14,000	$53	$42,047	$231
Other current liabilities	$34,226	$211	$13,450	$98
Interest rate cross-currency swap agreements:
Other assets	$425,000	$11,889	$400,000	$19,163
Other liabilities	$200,000	$6,164	$185,000	$4,783
Accumulated other comprehensive income		$1,370		$10,026
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements (in thousands):

	Financial	Three Months Ended		Six Months Ended
	Statement	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	Classification
Foreign currency exchange contracts:
Realized gains ( losses ) on closed contracts	Cost of sales	$675	$(1,292)	$705	$(2,791)
Unrealized losses on open contracts	Cost of sales	(213)	(66)	(291)	(555)

Cumulative net pre-tax gains (losses)	Cost of sales	$462	$(1,358)	$414	$(3,346)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,673	$2,077	$5,328	$3,852
Unrealized (losses) gains on open contracts	Other comprehensive income	$(1,400)	$30,516	$(8,656)	$42,704
Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This program replaced the remaining amounts available from the pre-existing
program. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. During the six months ended July 1, 2023 and July 2, 2022, the Company repurchased 0.2 million and 1.0 million shares of the Company’s outstanding common stock at a cost of $58 million and $312 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $11 million and $10 million of common stock related to the vesting of restricted stock units during the six months ended July 1, 2023 and July 2, 2022, respectively. As of July 1, 2023, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases.

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
The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended July 1, 2023 and July 2, 2022 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
July 1, 2023	$11,949	$3,983	$(3,523)	$12,409
July 2, 2022	$10,718	$4,084	$(4,646)	$10,156
Subsequent Event
In July 2023, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction that has impacted approximately
 5% of the Company’s employees. The Company expects to incur approximately $30 million of severance related costs relating to this reduction in the third quarter of 2023.
2 Revenue Recognition
The Company’s deferred revenue liabilities in the consolidated balance sheets consist of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the six months ended July 1, 2023 and July 2, 2022 (in thousands):

	July 1, 2023	July 2, 2022
Balance at the beginning of the period	$285,175	$273,598
Recognition of revenue included in balance at beginning of the period	(176,508)	(173,606)
Revenue deferred during the period, net of revenue recognized	284,863	240,928

Balance at the end of the period	$393,530	$340,920

The Company classified $69 million and $57 million of deferred revenue and customer advances in other long-term liabilities at July 1, 2023 and December 31, 2022, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

July 1, 2023
Deferred revenue and customer advances expected to be recognized in:
One year or less	$324,665
13-24 months	42,196
25 months and beyond	26,669

Total	$393,530

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets consist of time deposits that mature in one year or less with an amortized cost and a fair value of $0.9 million at both July 1, 2023 and December 31, 2022.
4 Inventories
Inventories are classified as follows (in thousands):

	July 1, 2023	December 31, 2022
Raw materials	$238,392	$205,760
Work in progress	26,941	19,899
Finished goods	271,495	230,051

Total inventories	$536,828	$455,710

5 Acquisitions
On May 16, 2023, the Company acquired all of the issued and outstanding equity interests of Wyatt for $1.3 billion, net of cash acquired. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The acquisition will expand Waters’ portfolio and increase exposure to large molecule applications. As a result of the acquisition, the results of Wyatt are included in the Company’s consolidated financial statements from the acquisition date.
The Company preliminarily allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The Company is in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The intangible assets were valued with input from valuation specialists. The Company used variations of the income approach, which uses Level 3 inputs, in determining the fair value of intangible assets acquired in the Wyatt acquisition. Specifically, the customer relationships were valued using the multi-period excess earnings method under the income approach. The Company utilized the relief from royalty method to determine the fair value of the tradename and the developed technology. The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of May 16, 2023 (in thousands):

Purchase Price
Cash p aid	$1,311,531
Less: c ash acquired	(25,624)

Net cash consideration	1,285,907

Identifiable Net Assets (Liabilities) Acquired
Accounts receivable	20,099
Inventory	14,706
Prepaid and other assets	1,327
Property, plant and equipment	9,056
Operating lease assets	5,204
Intangible assets	418,100
Accounts payable and accrued expenses	(31,664)
Operating lease liabilities	(5,204)
Tax liabilities	(3,871)
Deferred revenue	(15,219)
Other liabilities	(5,728)

Total identifiable net assets acquired	406,806
Goodwill	879,101

Net cash consideration	$1,285,907

The details of the purchase price allocated to the intangible assets acquired and the estimated useful lives are as follows (dollars in thousands):

	Amount	Weighted-Average Life
Developed technology	$80,000	10 years
Customer relationships	330,600	10 years
Trade name	7,500	5 years

Total	$418,100

The Company allocated $879 million of the purchase price to goodwill which is deductible for tax purposes and has been allocated to the Waters Division operating segment. The goodwill arising from the acquisition consists largely of the value of intangible assets that do not qualify for separate recognition such as workforce in place and cash flows from the integration of acquired technology, distribution channels and products with the Company’s products, which are higher than if the acquired companies’ technology, customer access or products were utilized on a stand-alone basis.
During the three and six months ended July 1, 2023, the Company’s consolidated results included net sales of $16 million and a net operating loss of $3 million since the acquisition closed on May 16, 2023. The Company also incurred transaction related costs of $4 million and $12 million during the three and six months ended July 1, 2023, respectively.
The pro forma effect on the ongoing operations of the Company as though this acquisition had occurred on January 1, 2022 was considered immaterial to the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

In conjunction with the Wyatt acquisition, the Company entered into retention agreements with certain employees, in which the Company agreed to pay a total of $40 million, in two equal installments upon the first and second anniversary of the acquisition date. As these employees are earning their individual cash award by providing service over the two-year
period that benefit the Company, the $40 million will be recognized within total costs and operating expenses in the consolidated statements of operations over the two-year
service period. The Company has recorded $4 million of expense in the consolidated statement of operations for the three and six months ended July 1, 2023.
6 Goodwill and Other Intangibles
The carrying amount of goodwill was $1.3 billion and $430 million at July 1, 2023 and December 31, 2022, respectively. The acquisition of Wyatt increased goodwill by $879 million, while the effect of foreign currency translation increased goodwill by $4 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	July 1, 2023			December 31, 2022
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Capitalized software	$627,965	$467,233	5 years	$589,604	$441,414	5 years
Purchased intangibles	612,946	171,959	10 years	197,805	166,735	11 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	14,682	7,691	7 years	14,070	6,729	6 years
Patents and other intangibles	108,687	77,346	8 years	104,139	73,021	8 years

Total	$1,373,960	$724,229	7 years	$915,298	$687,899	7 years

The Company capitalized intangible assets in the amounts of $431 million and $12 million in the three months ended July 1, 2023 and July 2, 2022, respectively, and $445 million and $24 million in the six months ended July 1, 2023 and July 2, 2022, respectively. The increases in intangible assets are a result of the Wyatt acquisition.
The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $18 million and $11 million, respectively, in the six months ended July 1, 2023 due to the effects of foreign currency translation.
Amortization expense for intangible assets was $18 million and $15 million for the three months ended July 1, 2023 and July 2, 2022. Amortization expense for intangible assets was $30 million for both the six months ended July 1, 2023 and July 2, 2022. Amortization expense for intangible assets is estimated to be $92 million per year for each of the next five years.
7 Debt
On May 16, 2023, the Company financed the Wyatt acquisition with a combination of cash on its balance sheet and borrowings under its revolving credit facility. As a result of the Wyatt transaction, the Company’s outstanding debt on July 2, 2023 was $2.6 billion, a change of $1.2 billion from the end of the first quarter of 2023.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

On May 11, 2023, the Company issued the following senior unsecured notes:

			Face Value
Senior Unsecured Notes	Term	Interest Rate	(in millions)	Maturity Date
Series P	5 years	4.91%	$50	May 2028
Series Q	7 years	4.91%	$50	May 2030
The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. Interest on the Series P and Q Senior Notes is payable semi-annually in arrears. The Company may prepay some or all of the Senior Notes, at any time and from time to time, in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, plus the applicable make-whole amount for Series P and Q Senior Notes, in each case, upon no more than 60 nor less than 20 days’ written notice to the holders of the Senior Notes. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. Other provisions for these senior unsecured notes are similar to the existing senior unsecured notes, as described below.
The Company has a five-year, $1.8 billion revolving facility (the “Credit Facility”) that expires in September 2026. On March 3, 2023, the Company amended the Credit Facility to increase the borrowing capacity by $200 million to an aggregate total borrowing capacity of $2.0 billion, which did not affect the maturity date of September 17, 2026. The amendment also replaced all references in the Credit Facility to LIBOR with Term SOFR as the benchmark rate. As of July 1, 2023 and December 31, 2022, the Credit Facility had a total of $1.3 billion and $270 million outstanding, respectively.
The interest rates applicable under the Credit Facility are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (1) the prime rate in effect on such day, (2) the Federal Reserve Bank of New York Rate on such day plus 1/2 of 1% per annum and (3) the adjusted Term SOFR rate for a one-month
interest period as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1% annum) or the applicable 1, 3 or 6 month adjusted Term SOFR or EURIBO rate for euro-denominated loans, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 and 12.5 basis points for alternate base rate loans and between 80 and 112.5 basis points for Term SOFR or EURIBO rate loans. The facility fee on the Credit Facility ranges between 7.5 and 25 basis points per annum, based on the leverage ratio, of the amount of the revolving facility commitments and the outstanding term loan. The Credit Facility requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the Credit Facility includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.
As of both July 1, 2023 and December 31, 2022, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at July 1, 2023 and December 31, 2022 (in thousands):

	July 1, 2023	December 31, 2022
Senior unsecured notes - Series I - 3.13%, due May 2023	—	50,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	—

Total notes payable and debt, current	50,000	50,000
Senior unsecured notes - Series G - 3.92%, due June 2024	—	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	—	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	—
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	—
Credit agreement	1,325,000	270,000
Unamortized debt issuance costs	(4,802)	(5,122)

Total long-term debt	2,580,198	1,524,878

Total debt	$2,630,198	$1,574,878

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of July 1, 2023 and December 31, 2022, the Company had a total amount available to borrow under the Credit Facility of $0.7 billion and $1.5 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 4.68% and 3.54% at July 1, 2023 and December 31, 2022, respectively. As of July 1, 2023, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $113 million at both July 1, 2023 and December 31, 2022, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of July 1, 2023 or December 31, 2022.
As of July 1, 2023, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments.
8 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of July 1, 2023. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the six months ended July 1, 2023 and July 2, 2022 by $7 million and $10 million, respectively, and increased the Company’s net income per diluted share by $0.11 and $0.16, respectively.
The Company’s effective tax rate for the three months ended July 1, 2023 and July 2, 2022 was 16.5% and 14.3%, respectively. The increase in the effective income tax rate can be primarily attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s effective tax rate for the six months ended July 1, 2023 and July 2, 2022 was 15.6% and 14.3%, respectively. The differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
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
The Company’s gross unrecognized tax benefits, excluding interest and penalties, at July 1, 2023 and July 2, 2022 were $30 million and $29 million, respectively. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2017. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of July 1, 2023, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of $18 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
9 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of July 1, 2023 are immaterial for the years ended December 31, 2023 and thereafter.
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
10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended July 1, 2023
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$150,554	58,857	$2.56
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	153	(0.01)

Net income per diluted common share	$150,554	59,010	$2.55

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended July 2, 2022
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$164,864	60,206	$2.74
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	304	(0.02)

Net income per diluted common share	$164,864	60,510	$2.72

	Six Months Ended July 1, 2023
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$291,477	58,703	$4.97
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	206	(0.02)

Net income per diluted common share	$291,477	58,909	$4.95

	Six Months Ended July 2, 2022
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$324,695	60,399	$5.38
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	345	(0.03)

Net income per diluted common share	$324,695	60,744	$5.35

For the three and six months ended July 1, 2023 and July 2, 2022, the Company had fewer than one million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the applicable period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
11 Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(146,120)	$4,548	$(141,572)
Other comprehensive (loss) income, net of tax	12,767	5	12,772

Balance at July 1, 2023	$(133,353)	$4,553	$(128,800)

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
Net sales for the Company’s products and services are as follows for the three and six months ended July 1, 2023 and July 2, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Product net sales:
Waters instrument systems	$279,940	$280,846	$524,151	$550,808
Chemistry consumables	135,919	131,947	269,434	257,565
TA instrument systems	62,067	56,837	120,798	112,097

Total product sales	477,926	469,630	914,383	920,470
Service net sales:
Waters service	237,376	222,359	461,725	439,935
TA service	25,274	22,330	49,142	44,486

Total service sales	262,650	244,689	510,867	484,421

Total net sales	$740,576	$714,319	$1,425,250	$1,404,891

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and six months ended July 1, 2023 and July 2, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Sales:
Asia:
China	$114,981	$138,740	$231,046	$259,772
Japan	37,380	37,504	83,874	86,127
Asia Other	102,262	101,766	192,784	186,445

Total Asia	254,623	278,010	507,704	532,344
Americas:
United States	238,955	213,815	441,260	422,528
Americas Other	43,972	43,456	88,088	83,580

Total Americas	282,927	257,271	529,348	506,108
Europe	203,026	179,038	388,198	366,439

Total net sales	$740,576	$714,319	$1,425,250	$1,404,891

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales by customer class are as follows for the three and six months ended July 1, 2023 and July 2, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Pharmaceutical	$426,744	$437,171	$811,642	$852,943
Industrial	229,655	208,517	439,305	417,914
Academic and government	84,177	68,631	174,303	134,034

Total net sales	$740,576	$714,319	$1,425,250	$1,404,891

Net sales for the Company recognized at a point in time versus over time are as follows for the three and six months ended July 1, 2023 and July 2, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales recognized at a point in time:
Instrument systems	$342,007	$337,683	$644,949	$662,905
Chemistry consumables	135,919	131,947	269,434	257,565
Service sales recognized at a point in time (time & materials)	92,711	91,571	180,918	177,350

Total net sales recognized at a point in time	570,637	561,201	1,095,301	1,097,820
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	169,939	153,118	329,949	307,071

Total net sales	$740,576	$714,319	$1,425,250	$1,404,891

13 Recent Accounting Standard Changes and Developments
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

Wyatt Acquisition

On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition will expand Waters’ portfolio and increase exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its revolving credit facility.

Financial Overview

The Company’s operating results are as follows for the three and six months ended July 1, 2023 and July 2, 2022 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	July 1, 2023	July 2, 2022	% change	July 1, 2023	July 2, 2022	% change
Revenues:
Product sales	$477,926	$469,630	2%	$914,383	$920,470	(1%)
Service sales	262,650	244,689	7%	510,867	484,421	5%

Total net sales	740,576	714,319	4%	1,425,250	1,404,891	1%
Costs and operating expenses:
Cost of sales	301,076	307,206	(2%)	585,456	592,891	(1%)
Selling and administrative expenses	186,953	161,877	15%	368,909	319,352	16%
Research and development expenses	45,873	44,006	4%	88,564	84,478	5%
Purchased intangibles amortization	6,815	1,598	326%	8,294	3,271	154%
Acquired in-process research and development (Note 1)	—	—	—	—	9,797	(100%)

Operating income	199,859	199,632	—	374,027	395,102	(5%)
Operating income as a % of sales	27.0%	27.9%		26.2%	28.1%
Other income, net	(352)	1,535	(123%)	1,036	1,705	(39%)
Interest expense, net	(19,232)	(8,893)	116%	(29,615)	(17,838)	66%

Income before income taxes	180,275	192,274	(6%)	345,448	378,969	(9%)
Provision for income taxes	29,721	27,410	8%	53,971	54,274	(1%)

Net income	$150,554	$164,864	(9%)	$291,477	$324,695	(10%)

Net income per diluted common share	$2.55	$2.72	(6%)	$4.95	$5.35	(7%)

The Company’s net sales increased 4% in the second quarter of 2023, as compared to the second quarter of 2022, with the effect of foreign currency translation decreasing sales growth by 1%. For the first half of 2023, the Company’s net sales increased 1% with the effect of foreign currency translation decreasing sales growth by 3% as compared to the first half of 2022. The Wyatt acquisition increased sales growth by 2% and 1% for the second quarter and first half of 2023, respectively. The analysis in the remainder of this section compares the Company’s net sales for the second quarter and first half of 2023 with the Company’s net sales for the second quarter and first half of 2022 and includes the effect of the Wyatt acquisition.

In addition, the Company’s first half of 2023 included one less calendar day than the first half of 2022. At current foreign currency exchange rates, the Company expects that foreign currency translation would be neutral to sales for the remainder of 2023. Over the two-year period comparing the first half of 2023 to the first half of 2021, the Company’s net sales grew 5% annually.

Instrument system sales increased 1% for the second quarter of 2023, as the strength in the U.S. and Europe was offset by weaker customer demand in China from our pharmaceutical customers. Excluding China, the Company’s instrument system sales increased 12% for the second quarter of 2023, which was broad-based across all existing and newly introduced LC, LC-MS and thermal analysis instrument systems. Foreign currency translation decreased instrument system sales growth by 1% and 2% in the second quarter and first half of 2023, respectively. Recurring revenues (combined sales of precision chemistry consumables and services) increased 6% and 5% for the second quarter and first half of 2023, respectively, with foreign currency translation decreasing sales growth by 2% and 3% for the second quarter and first half of 2023, respectively.

Operating income was flat and decreased 5% for the second quarter and first half of 2023, respectively, primarily driven by higher salary expenses related to merit compensation and additional headcount increases, and Wyatt acquisition due diligence and integration costs of $4 million and $12 million for the second quarter and first half of 2023, respectively. The negative effect of foreign currency translation was minimal for the second quarter and lowered operating income by approximately $16 million for the first half of 2023.

The Company generated $215 million and $255 million of net cash from operating activities in the first half of 2023 and 2022, respectively. Net cash used in investing activities included $1.3 billion for the Wyatt acquisition in the first half of 2023 and capital expenditures related to property, plant, equipment and software capitalization of $81 million and $75 million in the first half of 2023 and 2022, respectively.

The Company funded the Wyatt acquisition with a combination of cash on hand and borrowings under our revolving credit facility. The Company’s outstanding debt on July 1, 2023 was $2.6 billion, a change of $1.2 billion from the end of the first quarter of 2023. The Company estimates that its interest expense for the full year 2023 will be approximately $80 million. As a result of the Wyatt acquisition, the Company temporarily suspended its share buyback program in the first quarter 2023.

On March 3, 2023, in anticipation of closing of the Wyatt acquisition, the Company entered into an agreement to amend the credit agreement governing its revolving credit facility (the “2023 Amendment”). The 2023 Amendment increases the borrowing capacity by $200 million to an aggregate total borrowing capacity of $2.0 billion.

In May 2023, the Company entered into a note purchase and private shelf agreement with an aggregate amount of up to $400 million. In May 2023, the Company issued senior unsecured notes with an aggregate principal amount of $100 million. The Series P $50 million notes have a five-year term and a fixed interest rate of 4.91%. The Series Q $50 million notes have a seven-year term and a fixed interest rate of 4.91%.

In July 2023, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction, that has impacted approximately 5% of the Company’s employees. The Company expects to incur approximately $30 million of severance related costs relating to this reduction in the third quarter of 2023. The Company estimates that the savings from this reduction in workforce will be approximately $45 million on an annual basis.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and six months ended July 1, 2023 and July 2, 2022 (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2023	July 2, 2022	% change	July 1, 2023	July 2, 2022	% change
Net Sales:
Asia:
China	$114,981	$138,740	(17%)	$231,046	$259,772	(11%)
Japan	37,380	37,504	—	83,874	86,127	(3%)
Asia Other	102,262	101,766	—	192,784	186,445	3%

Total Asia	254,623	278,010	(8%)	507,704	532,344	(5%)
Americas:
United States	238,955	213,815	12%	441,260	422,528	4%
Americas Other	43,972	43,456	1%	88,088	83,580	5%

Total Americas	282,927	257,271	10%	529,348	506,108	5%
Europe	203,026	179,038	13%	388,198	366,439	6%

Total net sales	$740,576	$714,319	4%	$1,425,250	$1,404,891	1%

Geographically, the Company’s sales growth in the second quarter and first half of 2023 was broad-based across all regions, with the exception of China which declined 17% and 11%, respectively. The decline in China was primarily driven by lower demand for our instrument systems by China’s pharmaceutical customers. Excluding China, the Company’s net sales would have increased 9% and 4% for the second quarter and first half of 2023, respectively. Foreign currency translation decreased total sales growth by 1% and 3% in the second quarter and first half of 2023, respectively. The significant impact of foreign currency translation in the first half of 2023 can be attributed to the significant U.S. dollar strengthening that started late in the first quarter of 2022 and has now annualized.

During the second quarter of 2023, sales increased 12% in the U.S. and 13% in Europe, while decreasing 8% in Asia driven by weakness in China. Foreign currency translation increased sales growth in Europe by 1% and decreased sales growth in Asia by 3% in the second quarter of 2023. During the first half of 2023, sales increased 4% in the U.S. and 6% in Europe and decreased 5% in Asia driven by weakness in China, with the effect of foreign currency translation decreasing sales growth in Europe and Asia by 2% and 5%, respectively.

Sales by Trade Class

Net sales by customer class are presented below for the three and six months ended July 1, 2023 and July 2, 2022 (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2023	July 2, 2022	% change	July 1, 2023	July 2, 2022	% change
Pharmaceutical	$426,744	$437,171	(2%)	$811,642	$852,943	(5%)
Industrial	229,655	208,517	10%	439,305	417,914	5%
Academic and government	84,177	68,631	23%	174,303	134,034	30%

Total net sales	$740,576	$714,319	4%	$1,425,250	$1,404,891	1%

During the second quarter of 2023, sales to pharmaceutical customers decreased 2%, as double-digit growth in the U.S. and Europe was offset by weakness in China, with foreign currency translation decreasing pharmaceutical sales growth by 1%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 10% in the second quarter of 2023, with foreign currency translation decreasing sales growth by 1%. Combined sales to academic and government customers increased 23% in the second quarter of 2023, with foreign currency translation decreasing sales growth by 1%. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

During the first half of 2023, sales to pharmaceutical customers decreased 5%, primarily driven by slower release of capital budgets by our customers, weakness in customer demand in China, and foreign currency translation which decreased pharmaceutical sales growth by 3%. Combined sales to industrial customers increased 5%, with the effect of foreign currency translation decreasing sales growth by 2%. Combined sales to academic and government customers increased 30%, with foreign currency translation decreasing sales growth by 4%.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the three and six months ended July 1, 2023 and July 2, 2022 (dollars in thousands):

	Three Months Ended

	July 1, 2023	% of Total	July 2, 2022	% of Total	% change

Waters instrument systems	$279,940	43%	$280,846	44%	—
Chemistry consumables	135,919	21%	131,947	21%	3%

Total Waters product sales	415,859	64%	412,793	65%	1%
Waters service	237,376	36%	222,359	35%	7%

Total Waters net sales	$653,235	100%	$635,152	100%	3%

	Six Months Ended

	July 1, 2023	% of Total	July 2, 2022	% of Total	% change

Waters instrument systems	$524,151	42%	$550,808	44%	(5%)
Chemistry consumables	269,434	21%	257,565	21%	5%

Total Waters product sales	793,585	63%	808,373	65%	(2%)
Waters service	461,725	37%	439,935	35%	5%

Total Waters net sales	$1,255,310	100%	$1,248,308	100%	1%

Waters products and service sales increased 3% and 1% in the second quarter and first half of 2023, respectively, with the effect of foreign currency translation decreasing Waters sales growth by 1% and 2% in the second quarter and first half of 2023, respectively. Waters instrument system sales were flat and decreased 5% for the second quarter and first half of 2023, respectively, due to weaker customer demand in China from pharmaceutical customers. Foreign currency translation decreased Waters instrument system sales growth by 2% for the first half of 2023. The increase in Waters chemistry consumables sales was primarily due to the continued strong demand in most major geographies, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers, partially offset by the negative impact from foreign currency translation which decreased sales growth by 2% in both the second quarter and first half of 2023. Waters service sales increased in the second quarter and first half of 2023 due to higher service demand billing, particularly in China and Europe, partially offset by the negative impact from foreign currency translation which decreased service sales growth by 2% and 3% in the second quarter and first half of 2023, respectively. The Wyatt acquisition increased Waters products and service sales by approximately 2% and 1% for the second quarter and first half of 2023, respectively, as compared to the corresponding prior year periods.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the three and six months ended July 1, 2023 and July 2, 2022 (dollars in thousands):

	Three Months Ended

	July 1, 2023	% of Total	July 2, 2022	% of Total	% change

TA instrument systems	$62,067	71%	$56,837	72%	9%
TA service	25,274	29%	22,330	28%	13%

Total TA net sales	$87,341	100%	$79,167	100%	10%

	Six Months Ended

	July 1, 2023	% of Total	July 2, 2022	% of Total	% change

TA instrument systems	$120,798	71%	$112,097	72%	8%
TA service	49,142	29%	44,486	28%	10%

Total TA net sales	$169,940	100%	$156,583	100%	9%

TA instrument system and service sales growth in the second quarter and first half of 2023 was broad-based across most major geographies, increasing 10% and 9% in the second quarter and first half of 2023, respectively. Foreign currency translation decreased sales by 1% for both the second quarter and first half of 2023. The sales growth was primarily driven by strong customer demand for our thermal analysis instruments and services, particularly in the U.S. and Europe.

Cost of Sales

Cost of sales decreased by 2% and 1% in the second quarter and first half of 2023, respectively. The decrease in cost of sales in these periods is primarily due to the change in sales mix and the lower material and freight costs for both the second quarter and first half of 2023. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to be neutral to gross profit during 2023.

Selling and Administrative Expenses

Selling and administrative expenses increased 15% and 16% in the second quarter and first half of 2023, respectively. The increases in these periods include the Wyatt acquisition due diligence and integration costs, which increased expenses by 2% and 4% for the second quarter and first half of 2023, respectively. The remaining increase is attributed to investment in headcount to support higher-growth adjacencies, annual merit compensation increases, normalization of travel expenses to pre-COVID levels and timing of investments associated with product launch. The effect of foreign currency translation decreased selling and administrative expenses by 1% and 2% in the second quarter and first half of 2023, respectively.

As a percentage of net sales, selling and administrative expenses were 25.2% and 25.9% for the second quarter and first half of 2023, respectively, and 22.7% for both the second quarter and first half of 2022.

Research and Development Expenses

Research and development expenses increased 4% and 5% in the second quarter and first half of 2023, respectively. The increases in research and development expenses in these periods were impacted by additional headcount, higher salary expenses attributable to merit compensation increases and costs associated with new products and the development of new technology initiatives. The impact of foreign currency exchange decreased expenses by 2% and 3% in the second quarter and first half of 2023, respectively.

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

Interest Expense, net

The increase in interest expense for both the second quarter and first half of can be primarily attributed to the additional borrowings to fund the Wyatt acquisition. The Company estimates that its interest expense for the full year 2023 will be approximately $80 million.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of July 1, 2023. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $7 million and $10 million and increased the Company’s net income per diluted share by $0.11 and $0.16 for the second quarter of 2023 and 2022, respectively.

The Company’s effective tax rate for the second quarter of 2023 and 2022 was 16.5% and 14.3%, respectively. The increase in the effective tax rate can be primarily attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The Company’s effective tax rate for the first half of 2023 and 2022 was 15.6% and 14.3%, respectively. The differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 1, 2023	July 2, 2022
Net income	$291,477	$324,695
Depreciation and amortization	70,038	66,891
Stock-based compensation	23,734	20,722
Deferred income taxes	(6,435)	(12,523)
Acquired in-process research and development and other non-cash items	—	7,903
Change in accounts receivable	50,273	(57,377)
Change in inventories	(63,607)	(65,070)
Change in accounts payable and other current liabilities	(122,836)	(32,197)
Change in deferred revenue and customer advances	81,659	70,027
Other changes	(109,434)	(68,208)

Net cash provided by operating activities	214,869	254,863
Net cash used in investing activities	(1,366,920)	(7,403)
Net cash provided by (used in) financing activities	998,963	(310,181)
Effect of exchange rate changes on cash and cash equivalents	2,252	(19,616)

Decrease in cash and cash equivalents	$(150,836)	$(82,337)

Cash Flow from Operating Activities

Net cash provided by operating activities was $215 million and $255 million during the first half of 2023 and 2022, respectively. The decrease in 2023 operating cash flow was primarily a result of lower net income, higher inventory levels, higher income tax payments and the payment of acquired Wyatt liabilities, offset by higher cash collections in 2023 compared to 2022. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to the timing of payments made by customers and timing of sales. Days sales outstanding was 85 days at July 1, 2023 and 81 days at July 2, 2022.

•	The increase in inventory can primarily be attributed to higher material costs as well as an increase in safety stock levels to help mitigate any future supply chain issues.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	An increase in income tax payments of $81 million as compared to the prior year and the payment of $26 million in Wyatt acquired liabilities.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $1.4 billion and $7 million during the first half of 2023 and 2022, respectively. Additions to fixed assets and capitalized software were $81 million and $75 million in the first half of 2023 and 2022, respectively. The cash flows from investing activities in 2023 and 2022 include $9 million and $17 million, respectively, of capital expenditures related to the major expansion of the Company’s precision chemistry consumable operations in the United States. The Company has incurred costs of $241 million on this facility through the end of the first half of 2023 and anticipates spending approximately $11 million to complete this new state-of-the-art facility for the remainder of 2023.

During the first half of 2023 and 2022, the Company purchased $1 million and $11 million of investments, respectively, while $1 million and $78 million of investments matured, respectively, and were used for financing activities described below.

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

On May 16, 2023, the Company completed the acquisition of Wyatt for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition will expand Waters’ portfolio and increase exposure to large molecule applications.

Cash Flow from Financing Activities

In June 2023, the Company issued senior unsecured notes with an aggregate principal amount of $100 million. The Series P $50 million notes have a five-year term and a fixed interest rate of 4.91%. The Series Q $50 million notes have a seven-year term and a fixed interest rate of 4.91%. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes.

The Company had entered into a credit agreement in September 2021 governing the Company’s five-year, $1.8 billion revolving facility that matures in September 2026. On March 3, 2023 the Company entered into an agreement to amend such credit agreement. The 2023 Amendment increases the borrowing capacity by $200 million to an aggregate borrowing capacity of $2.0 billion. As of July 1, 2023, the Company had a total of $2.6 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $1,325 million borrowed under its credit agreement. The Company’s net debt borrowings increased by $1.1 billion and $30 million during the first half of 2023 and 2022, respectively, primarily to fund the Wyatt acquisition.

As of July 1, 2023, the Company has entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $5 million and $4 million in the during the first half of 2023 and 2022, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $10 million in 2023.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. This new program replaced the remaining amounts available from the pre-existing program. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. During the first half of July 1, 2023 and July 2, 2022, the Company repurchased $58 million and $312 million of the Company’s outstanding common stock, respectively, under the share repurchase program. In addition, the Company repurchased $11 million and $10 million of common stock related to the vesting of restricted stock units during the first half of July 1, 2023 and July 2, 2022, respectively. While the Company believes that it has the financial flexibility to fund these share repurchases, as well as to invest in research, technology and business acquisitions, given current cash levels and debt borrowing capacity, it has temporarily suspended its share repurchases due to its acquisition of Wyatt.

The Company received $9 million and $31 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first half of 2023 and 2022, respectively.

The Company had cash, cash equivalents and investments of $331 million as of July 1, 2023. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $272 million held by foreign subsidiaries at July 1, 2023, of which $184 million was held in currencies other than U.S. dollars.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023. The Company reviewed its contractual obligations and commercial commitments as of July 1, 2023 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, litigation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended July 1, 2023. The Company did not make any changes in those policies during the six months ended July 1, 2023.

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

•	the Company’s ability to attract and retain qualified employees and management personnel;

•	the ability to realize the expected benefits related to the Company’s various cost-saving initiatives;

•	risks associated with cybersecurity and technology, including attempts by third parties to defeat the security measures of the Company and its third-party partners;

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of July 1, 2023, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 1, 2023 and December 31, 2022, $272 million out of $331 million and $472 million out of $481 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $184 million out of $331 million and $336 million out of $481 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at July 1, 2023 and December 31, 2022, respectively. As of July 1, 2023, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of July 1, 2023 would decrease by approximately $19 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the six months ended July 1, 2023. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2023 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 1, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the six months ended July 1, 2023 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023. The Company reviewed its risk factors as of July 1, 2023 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion of certain factors under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may have a material adverse effect on the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended July 1, 2023, the Company purchased 204, 491 and 149 shares at a cost of $62 thousand, $137 thousand and $38 thousand with average prices paid of $302.66, $278.06 and $256.45 during fiscal April, May and June, respectively, of equity securities registered by the Company under the Exchange Act.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This program replaced the remaining amounts available under the pre-existing authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization to $4.8 billion, an increase of $750 million. As of July 1, 2023, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

Item 6: Exhibits

Exhibit Number	Description of Document

10.1	Multi-currency Note Purchase and Private Shelf Agreement, dated as of May 11, 2023, by and among the Company, PGIM, Inc. and each of the purchasers listed on Schedules A-1 and A-2 attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

(*)

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ Amol Chaubal
Amol Chaubal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Date: August 2, 2023