Form 10-Q
period 2023-09-30
WATERS CORP /DE/
filed 2023-11-07
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Act).

Yes
  ☐

No

☒
Indicate the number of shares outstanding of the registrant’s common stock as of November 3, 2023: 59,126,977

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2023	December 31, 2022

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$336,414	$480,529
Investments	898	862
Accounts receivable, net	631,284	722,892
Inventories	544,402	455,710
Other current assets	121,528	103,910

Total current assets	1,634,526	1,763,903
Property, plant and equipment, net	616,846	582,217
Intangible assets, net	631,209	227,399
Goodwill	1,308,027	430,328
Operating lease assets	84,726	86,506
Other assets	221,846	191,100

Total assets	$4,497,180	$3,281,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$50,000	$50,000
Accounts payable	79,834	93,302
Accrued employee compensation	43,481	103,300
Deferred revenue and customer advances	275,941	227,908
Current operating lease liabilities	26,527	26,429
Accrued income taxes	112,681	132,545
Accrued warranty	11,120	11,949
Other current liabilities	145,445	140,304

Total current liabilities	745,029	785,737
Long-term liabilities:
Long-term debt	2,455,265	1,524,878
Long-term portion of retirement benefits	41,529	38,203
Long-term income tax liabilities	155,743	248,496
Long-term operating lease liabilities	60,169	62,108
Other long-term liabilities	133,923	117,543

Total long-term liabilities	2,846,629	1,991,228

Total liabilities	3,591,658	2,776,965
Commitments and contingencies (Notes 7, 8 and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,649 and 162,425 shares issued, 59,116 and 59,104 shares outstanding at September 30, 2023 and December 31, 2022, respectively	1,627	1,624
Additional paid-in capital	2,249,984	2,199,824
Retained earnings	8,934,616	8,508,587
Treasury stock, at cost, 103,533 and 103,321 shares at September 30, 2023 and December 31, 2022, respectively	(10,134,408)	(10,063,975)
Accumulated other comprehensive loss	(146,297)	(141,572)

Total stockholders’ equity	905,522	504,488

Total liabilities and stockholders’ equity	$4,497,180	$3,281,453

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30, 2023	October 1, 2022

	(In thousands, except per share data)
Revenues:
Product sales	$448,081	$464,923
Service sales	263,611	243,632

Total net sales	711,692	708,555
Costs and operating expenses:
Cost of product sales	184,332	199,918
Cost of service sales	107,075	107,183
Selling and administrative expenses	186,748	164,417
Research and development expenses	41,995	43,435
Purchased intangibles amortization	12,116	1,592

Total costs and operating expenses	532,266	516,545

Operating income	179,426	192,010
Other income, net	328	895
Interest expense	(30,442)	(12,420)
Interest income	3,883	2,896

Income before income taxes	153,195	183,381
Provision for income taxes	18,643	27,383

Net income	$134,552	$155,998

Net income per basic common share	$2.28	$2.61
Weighted-average number of basic common shares	59,093	59,801
Net income per diluted common share	$2.27	$2.60
Weighted-average number of diluted common shares and equivalents	59,255	60,081
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022

	(In thousands, except per share data)
Revenues:
Product sales	$1,362,464	$1,385,393
Service sales	774,478	728,053

Total net sales	2,136,942	2,113,446
Costs and operating expenses:
Cost of product sales	559,040	593,884
Cost of service sales	317,823	306,108
Selling and administrative expenses	555,657	483,769
Research and development expenses	130,559	127,913
Purchased intangibles amortization	20,410	4,863
Acquired in-process research and development	—	9,797

Total costs and operating expenses	1,583,489	1,526,334

Operating income	553,453	587,112
Other income, net	1,364	2,600
Interest expense	(68,158)	(34,898)
Interest income	11,984	7,536

Income before income taxes	498,643	562,350
Provision for income taxes	72,614	81,657

Net income	$426,029	$480,693

Net income per basic common share	$7.21	$7.98
Weighted-average number of basic common shares	59,061	60,200
Net income per diluted common share	$7.19	$7.94
Weighted-average number of diluted common shares and equivalents	59,262	60,521
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(In thousands)		(In thousands)
Net income	$134,552	$155,998	$426,029	$480,693
Other comprehensive loss:
Foreign currency translation	(17,676)	(23,779)	(4,909)	(54,255)
Unrealized gains on derivative instruments before reclassifications	603	—	603	—
Amounts reclassified to other income, net	(93)	—	(93)	—

Unrealized gains on derivative instruments before income taxes	510	—	510	—
Income tax expense	(122)	—	(122)	—

Unrealized gains on derivative instruments, net of tax	388	—	388	—
Unrealized gains on investments before income taxes	—	—	—	26
Income tax expense	—	—	—	(6)

Unrealized gains on investments, net of tax	—	—	—	20
Retirement liability adjustment before reclassifications	(200)	767	(29)	1,755
Amounts reclassified to other income, net	(75)	254	(242)	501

Retirement liability adjustment before income taxes	(275)	1,021	(271)	2,256
Income tax benefit (expense)	66	(243)	67	(546)

Retirement liability adjustment, net of tax	(209)	778	(204)	1,710
Other comprehensive loss	(17,497)	(23,001)	(4,725)	(52,525)

Comprehensive income	$117,055	$132,997	$421,304	$428,168

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022

	(In thousands)
Cash flows from operating activities:
Net income	$426,029	$480,693
Adjustments to reconcile net income to net cash provided by
operating activities:
Stock-based compensation	32,224	30,929
Deferred income taxes	267	(20,836)
Depreciation	62,235	54,306
Amortization of intangibles	55,610	44,799
R ealized gain on sale of investment	(651)	—
Acquired in-process research and development and other non-cash items	—	10,003
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	100,327	(39,098)
Increase in inventories	(81,415)	(113,211)
Increase in other current assets	(24,066)	(6,861)
Increase in other assets	(23,432)	(3,881)
Decrease in accounts payable and other current liabilities	(130,065)	(4,952)
Increase in deferred revenue and customer advances	38,959	47,060
Decrease in other liabilities	(83,335)	(65,999)

Net cash provided by operating activities	372,687	412,952
Cash flows from investing activities:
Additions to property, plant, equipment and software
capitalization	(119,044)	(113,737)
Business acquisitions, net of cash acquired	(1,285,907)	—
Proceeds from equity investments, net	651	8,903
Payments for intellectual property licenses	—	(7,535)
Purchases of investments	(1,791)	(11,407)
Maturities and sales of investments	1,770	77,993

Net cash used in investing activities	(1,404,321)	(45,783)
Cash flows from financing activities:
Proceeds from debt issuances	1,450,041	165,000
Payments on debt	(520,040)	(135,000)
Payments of debt issuance costs	(400)	—
Proceeds from stock plans	18,092	36,136
Purchases of treasury shares	(70,433)	(477,167)
Proceeds from derivative contracts	8,178	12,844

Net cash provided by (used in) financing activities	885,438	(398,187)
Effect of exchange rate changes on cash and cash equivalents	2,081	(26,579)

Decrease in cash and cash equivalents	(144,115)	(57,597)
Cash and cash equivalents at beginning of period	480,529	501,234

Cash and cash equivalents at end of period	$336,414	$443,637

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance July 2, 2022	162,348	$1,623	$2,166,221	$8,125,527	$(9,759,858)	$(141,389)	$392,124
Net income	—	—	—	155,998	—	—	155,998
Other comprehensive loss	—	—	—	—	—	(23,001)	(23,001)
Issuance of common stock for employees:
Employee Stock Purchase Plan	9	—	2,488	—	—	—	2,488
Stock options exercised	17	—	2,506	—	—	—	2,506
Treasury stock	—	—	—	—	(155,223)	—	(155,223)
Stock-based compensation	5	1	10,343	—	—	—	10,344

Balance October 1, 2022	162,379	$1,624	$2,181,558	$8,281,525	$(9,915,081)	$(164,390)	$385,236

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance July 1, 2023	162,576	$1,626	$2,232,055	$8,800,064	$(10,133,716)	$(128,800)	$771,229
Net income	—	—	—	134,552	—	—	134,552
Other comprehensive loss	—	—	—	—	—	(17,497)	(17,497)
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	2,758	—	—	—	2,758
Stock options exercised	35	—	5,084	—	—	—	5,084
Treasury stock	—	—	—	—	(692)	—	(692)
Stock-based compensation	28	1	10,087	—	—	—	10,088

Balance September 30, 2023	162,649	$1,627	$2,249,984	$8,934,616	$(10,134,408)	$(146,297)	$905,522

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2021	162,084	$1,621	$2,114,880	$7,800,832	$(9,437,914)	$(111,865)	$367,554
Net income	—	—	—	480,693	—	—	480,693
Other comprehensive loss	—	—	—	—	—	(52,525)	(52,525)
Issuance of common stock for employees:
Employee Stock Purchase Plan	28	—	8,374	—	—	—	8,374
Stock options exercised	167	2	28,121	—	—	—	28,123
Treasury stock	—	—	—	—	(477,167)	—	(477,167)
Stock-based compensation	100	1	30,183	—	—	—	30,184

Balance October 1, 2022	162,379	$1,624	$2,181,558	$8,281,525	$(9,915,081)	$(164,390)	$385,236

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2022	162,425	$1,624	$2,199,824	$8,508,587	$(10,063,975)	$(141,572)	$504,488
Net income	—	—	—	426,029	—	—	426,029
Other comprehensive loss	—	—	—	—	—	(4,725)	(4,725)
Issuance of common stock for employees:
Employee Stock Purchase Plan	31	—	8,691	—	—	—	8,691
Stock options exercised	51	1	8,369	—	—	—	8,370
Treasury stock	—	—	—	—	(70,433)	—	(70,433)
Stock-based compensation	142	2	33,100	—	—	—	33,102

Balance September 30, 2023	162,649	$1,627	$2,249,984	$8,934,616	$(10,134,408)	$(146,297)	$905,522

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2023 and 2022 ended on September 30, 2023 and October 1, 2022, respectively.
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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 30, 2023 and December 31, 2022, $307 million out of $337 million and $472 million out of $481 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $196 million out of $337 million and $336 million out of $481 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at September 30, 2023 and December 31, 2022, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s allowance for credit losses for the nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Credit Losses
September 30, 2023	$14,311	$3,727	$(3,434)	$14,604
October 1, 2022	$13,228	$4,980	$(4,973)	$13,235
Other Investments
During the nine months ended September 30, 2023, the Company recorded realized gains of approximately $0.7 million. During the nine months ended October 1, 2022, the Company recorded realized gains of approximately $7 million and incurred approximately $6 million in losses. Realized gains and losses on equity investments are recorded within other income, net on the statement of operations.
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
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023 (in thousands):

	Total at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$898	$—	$898	$—
Waters 401(k) Restoration Plan assets	26,460	26,460	—	—
Foreign currency exchange contracts	129	—	129	—
Interest rate cross-currency swap agreements	25,679	—	25,679	—
Interest rate swap cash flow hedge	778	—	778	—

Total	$53,944	$26,460	$27,484	$—

Liabilities:
Foreign currency exchange contracts	$119	$—	$119	$—
Interest rate cross-currency swap agreements	1,018	—	1,018	—
Interest rate swap cash flow hedge	175	—	175	—

Total	$1,312	$—	$1,312	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 (in thousands):

	Total at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$862	$—	$862	$—
Waters 401(k) Restoration Plan assets	25,532	25,532	—	—
Foreign currency exchange contracts	231	—	231	—
Interest rate cross-currency swap agreements	19,163	—	19,163	—

Total	$45,788	$25,532	$20,256	$—

Liabilities:
Contingent consideration	$1,509	$—	$—	$1,509
Foreign currency exchange contracts	98	—	98	—
Interest rate cross-currency swap agreements	4,783	—	4,783	—

Total	$6,390	$—	$4,881	$1,509

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
Fair Value of Cash Equivalents, Investments, Foreign Exchange Contracts, Interest Rate Cross-Currency Swap Agreements and Interest Rate Swap Cash Flow Hedges
The fair values of the Company’s cash equivalents, investments, foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap cash flow hedges are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources.
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both September 30, 2023 and December 31, 2022. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.1 billion at both September 30, 2023 and December 31, 2022, using Level 2 inputs.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Cash Flow Hedges
The Company’s Credit Facility is a variable borrowing and has interest payments based on a contractually specified interest rate index. The contractually specified index on the Credit Facility is the 3-month Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company enters into interest rate swaps that will effectively lock-in the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to earnings in the period that the underlying transaction impacts consolidated earnings. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive loss will be reclassified to earnings in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the three and nine months ended
September
30, 2023, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of September 30, 2023, the Company had
entered into
interest rate cross-currency swap derivative agreements
 with durations up to three years
with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges are included in the consolidated balance sheets are classified as follows (in thousands):

	September 30, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
Foreign currency exchange contracts:
Other current assets	$16,000	$129	$42,047	$231
Other current liabilities	$24,790	$119	$13,450	$98
Interest rate cross-currency swap agreements:
Other assets	$505,000	$25,679	$400,000	$19,163
Other liabilities	$120,000	$1,018	$185,000	$4,783
Accumulated other comprehensive income		$20,306		$10,026
Interest rate swap cash flow hedges:
Other assets	$50,000	$778	$—	$—
Other liabilities	$50,000	$175	$—	$—
Accumulated other comprehensive income		$510		$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial Statement Classification	Three Months Ended		Nine Months Ended
		September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Foreign currency exchange contracts:
Realized losses
on closed contracts	Cost of sales	$(755)	$(3,811)	$(50)	$(6,603)
Unrealized gains (losses)
on open contracts	Cost of sales	168	461	(123)	(93)
Cumulative net pre-tax

losses	Cost of sales	$(587)	$(3,350)	$(173)	$(6,696)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,720	$2,362	$8,048	$6,214
Unrealized gains	Other comprehensive
on open contracts	income	$18,936	$31,108	$10,280	$73,812
Interest rate swap cash flow hedges:
Interest earned	Interest income	$93	$—	$93	$—
Unrealized gains	Other comprehensive
on open contracts	income	$510	$—	$510	$—
Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This program replaced the remaining amounts available from the pre-existing
program. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. During the nine months ended September 30, 2023 and October 1, 2022, the Company repurchased 0.2 million and 1.5 million shares of the Company’s outstanding common stock at a cost of $58 million and $467 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $12 million and $11 million of common stock related to the vesting of restricted stock units during the nine months ended September 30, 2023 and October 1, 2022, respectively. As of September 30, 2023, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
September 30, 2023	$11,949	$4,813	$(5,642)	$11,120
October 1, 2022	$10,718	$6,606	$(6,663)	$10,661
Restructuring
In July 2023, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction, that has impacted approximately
 5% of the Company’s employees. During the three and nine months ended September 30, 2023, the Company incurred $23 million and $27 million
, respectively,
of severance-related costs
 in
connection
with this reduction.
During the three and nine months ended September 30, 2023, the Company paid $12 million and $14 million, respectively
,
of these costs
,
with the majority of the remaining costs to be paid in the fourth quarter of 2023 and the first half of 2024.
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	September 30, 2023	October 1, 2022
Balance at the beginning of the period	$285,175	$273,598
Recognition of revenue included in balance at beginning of the period	(222,001)	(213,527)
Revenue deferred during the period, net of revenue recognized	276,277	243,853

Balance at the end of the period	$339,451	$303,924

The Company classified $64 million and $57 million of deferred revenue and customer advances in other long-term liabilities at September 30, 2023 and December 31, 2022, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

September 30, 2023
Deferred revenue and customer advances expected to be recognized in:
One year or less	$275,941
13-24 months	37,373
25 months and beyond	26,137

Total	$339,451

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets consist of time deposits that mature in one year or less with an amortized cost and a fair value of $0.9 million at both September 30, 2023 and December 31, 2022.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

4 Inventories
Inventories are classified as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$241,012	$205,760
Work in progress	25,689	19,899
Finished goods	277,701	230,051

Total inventories	$544,402	$455,710

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

Purchase Price
Cash paid	$1,311,531
Less: cash acquired	(25,624)

Net cash consideration	1,285,907

Identifiable Net Assets (Liabilities) Acquired
Accounts receivable	20,099
Inventory	14,706
Prepaid and other assets	1,327
Property, plant and equipment	9,056
Operating lease assets	5,204
Intangible assets	418,100
Accounts payable and accrued expenses	(31,664)
Operating lease liabilities	(5,204)
Tax liabilities	(3,871)
Deferred revenue	(15,219)
Other liabilities	(5,728)

Total identifiable net assets acquired	406,806
Goodwill	879,101

Net cash consideration	$1,285,907

The details of the purchase price allocated to the intangible assets acquired and the estimated useful lives are as follows (dollars in thousands
):

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Amount	Weighted-Average Life
Developed technology	$80,000	10 years
Customer relationships	330,600	10 years
Trade name	7,500	5 years

Total	$418,100

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
During the three and nine months ended September 30, 2023, the Company’s consolidated results included net sales of $
29 million and $
45 million
, respectively,
and a net operating loss of $
6 million and $
9 million
, respectively,
since the acquisition closed on May 16, 2023. The Company also incurred transaction related costs of $13 million during the nine months ended
September 30, 2023
, which are recorded in selling and administrative expenses in the consolidated statement of operations.
Unaudited Pro Forma Financial Information
The following unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the actual results of operations that actually would have been realized had the entities been a single company as of January 1, 2022 or the future operating results of the combined entity. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs that the Company may incur related to the acquisition as part of combining the operations of the companies.
The following unaudited pro forma information shows the results of the Company’s operations for the nine months ended September 30, 2023 and October 1, 2022, as if the acquisition had occurred on January 1, 2022 (in thousands):

	September 30, 2023	October 1, 2022
Revenue	$2,174,209	$2,197,028
Net income	426,238	448,102
The impact of the unaudited pro forma information for the three months ended September 30, 2023 and October 1, 2022 was immaterial to the consolidated financial statements.
To reflect the acquisition of Wyatt as if it had occurred on January 1, 2022, the unaudited pro forma information includes adjustments to reflect, among other things, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset of Wyatt and the interest expense from debt financings obtained to partially fund the cash consideration transferred. Pro forma adjustments were tax effected at the Company’s historical statutory rates in effect for the respective periods.
Pro forma net income for the nine months ended September 30, 2023, was adjusted to exclude certain non-recurring
expenses related to transaction costs incurred and the fair value adjustment of inventory. These non-recurring
expenses were reclassified to the prior period and included in the pro forma net income for the nine months ended October 1, 2022.
In conjunction with the Wyatt acquisition, the Company entered into retention agreements with certain employees, in which the Company agreed to pay a total of $40 million, in two equal installments upon the first and second anniversary of the acquisition date. As these employees are earning their individual cash award by providing service over the two-year
period that benefit the Company, the $40 million will be recognized within total costs and operating expenses in the consolidated statements of operations over the two-year
service period. The Company has recorded $8 million and $11 million of expense in the consolidated statement of operations for the three and nine months ended September 30, 2023
, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

6 Goodwill and Other Intangibles
The carrying amount of goodwill was $1.3 billion and $430 million at September 30, 2023 and December 31, 2022, respectively. The acquisition of Wyatt increased goodwill by $879 million, while the effect of foreign currency translation decreased goodwill by $1 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	September 30, 2023				December 31, 2022
			Weighted-				Weighted-
	Gross		Average		Gross		Average
	Carrying	Accumulated	Amortization		Carrying	Accumulated	Amortization
	Amount	Amortization	Period		Amount	Amortization	Period
Capitalized software	$616,406	$460,730	5	years	$589,604	$441,414	5	years
Purchased intangibles	610,513	182,214	10	years	197,805	166,735	11	years
Trademarks	9,680	—	—		9,680	—	—
Licenses	14,142	7,753	7	years	14,070	6,729	6	years
Patents and other intangibles	109,371	78,206	8	years	104,139	73,021	8	years

Total	$1,360,112	$728,903	7	years	$915,298	$687,899	7	years

The Company capitalized intangible assets in the amounts of $10 million and $14 million in the three months ended September 30, 2023 and October 1, 2022, respectively, and $455 million and $38 million in the nine months ended September 30, 2023 and October 1, 2022, respectively. The increases in intangible assets are a result of the Wyatt acquisition.
The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $6 million and $10 million, respectively, in the nine months ended September 30, 2023 due to the effects of foreign currency translation.
Amortization expense for intangible assets was $26 million and $15 million for the three months ended September 30, 2023 and October 1, 2022. Amortization expense for intangible assets was $56 million and $45 million for the nine months ended September 30, 2023 and October 1, 2022, respectively. Amortization expense for intangible assets is estimated to be $97 million per year for each of the next five years.
7 Debt
On May 16, 2023, the Company financed the Wyatt acquisition with a combination of cash on its balance sheet and borrowings under its revolving credit facility. As a result of the Wyatt transaction, the Company’s outstanding debt on September 30,
2023
was $2.5 billion, a change of $1.0 billion from the end of the first quarter of 2023.
On May 11, 2023, the Company issued the following senior unsecured notes:

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
The Company has a five-year, $1.8 billion revolving facility (the “Credit Facility”) that expires in September 2026. On March 3, 2023, the Company amended the Credit Facility to increase the borrowing capacity by $200 million to an aggregate total borrowing capacity of $2.0 billion, which did not affect the maturity date of September 17, 2026. The amendment also replaced all references in the Credit Facility to LIBOR with Term SOFR as the benchmark rate. As of September 30, 2023 and December 31, 2022, the Credit Facility had a total of $1.2 billion and $270 million outstanding, respectively.
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
As of both September 30, 2023 and December 31, 2022, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Senior unsecured notes - Series I - 3.13%, due May 2023	—	50,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	—

Total notes payable and debt, current	50,000	50,000
Senior unsecured notes - Series G - 3.92%, due June 2024	—	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	—	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	—
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	—
Credit agreement	1,200,000	270,000
Unamortized debt issuance costs	(4,735)	(5,122)

Total long-term debt	2,455,265	1,524,878

Total debt	$2,505,265	$1,574,878

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of September 30, 2023 and December 31, 2022, the Company had a total amount available to borrow under the Credit Facility of $0.8 billion and $1.5 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 4.97% and 3.54% at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $112 million and $113 million at September 30, 2023 and December 31, 2022, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of September 30, 2023 or December 31, 2022.
As of September 30, 2023, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three-years
with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments.
8 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of September 30, 2023. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate
rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the nine months ended September 30, 2023 and October 1, 2022 by $11 million and $15 million, respectively, and increased the Company’s net income per diluted share by $0.18 and $0.25, respectively.
The Company’s effective tax rate for the three months ended September 30, 2023 and October 1, 2022 was 12.2% and 14.9%, respectively. The decrease
in the effective income tax rate can be primarily attributed to the impact of discrete tax benefits in the current
year and differences in the proportionate amounts of
pre-tax
income recognized in jurisdictions with different effective tax rates.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s effective tax rate for the nine months ended September 30, 2023 and October 1, 2022 was 14.6% and 14.5%, respectively. The differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
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
The Company’s gross unrecognized tax benefits, excluding interest and penalties, at September 30, 2023 and October 1, 2022 were $32 million and $29 million, respectively. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2017. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of September 30, 2023, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of $18 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
9 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of September 30, 2023 are immaterial for the years ended December 31, 2023 and thereafter.
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
10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 30, 2023
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$134,552	59,093	$2.28
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	162	(0.01)

Net income per diluted common share	$134,552	59,255	$2.27

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended October 1, 2022
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$155,998	59,801	$2.61
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	280	(0.01)

Net income per diluted common share	$155,998	60,081	$2.60

	Nine Months Ended September 30, 2023
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$426,029	59,061	$7.21
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	201	(0.02)

Net income per diluted common share	$426,029	59,262	$7.19

	Nine Months Ended October 1, 2022
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$480,693	60,200	$7.98
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	321	(0.04)

Net income per diluted common share	$480,693	60,521	$7.94

For the three and nine months ended September 30, 2023 and October 1, 2022, the Company had fewer than one million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the applicable period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
11 Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss

Balance at December 31, 2022	$(146,120)	$4,548	$—	$(141,572)
Other comprehensive (loss) income, net of tax	(4,909)	(204)	388	(4,725)

Balance at September 30, 2023	$(151,029)	$4,344	$388	$(146,297)

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
Net sales for the Company’s products and services are as follows for the three and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Product net sales:
Waters instrument systems	$262,142	$274,869	$786,293	$825,677
Chemistry consumables	128,650	128,096	398,084	385,661
TA instrument systems	57,289	61,958	178,087	174,055

Total product sales	448,081	464,923	1,362,464	1,385,393
Service net sales:
Waters service	238,556	220,436	700,281	660,371
TA service	25,055	23,196	74,197	67,682

Total service sales	263,611	243,632	774,478	728,053

Total net sales	$711,692	$708,555	$2,136,942	$2,113,446

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Sales:
Asia:
China	$102,081	$140,080	$333,127	$399,852
Japan	40,069	37,095	123,943	123,222
Asia Other	96,078	102,759	288,862	289,204

Total Asia	238,228	279,934	745,932	812,278
Americas:
United States	231,773	216,380	673,033	638,908
Americas Other	43,706	40,029	131,794	123,609

Total Americas	275,479	256,409	804,827	762,517
Europe	197,985	172,212	586,183	538,651

Total net sales	$711,692	$708,555	$2,136,942	$2,113,446

Net sales by customer class are as follows for the three and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Pharmaceutical	$421,535	$405,959	$1,233,177	$1,258,902
Industrial	209,449	223,968	648,754	641,882
Academic and government	80,708	78,628	255,011	212,662

Total net sales	$711,692	$708,555	$2,136,942	$2,113,446

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales recognized at a point in time:
Instrument systems	$319,431	$336,827	$964,380	$999,732
Chemistry consumables	128,650	128,096	398,084	385,661
Service sales recognized at a point in time (time & materials)	88,545	89,724	269,464	267,074

Total net sales recognized at a point in time	536,626	554,647	1,631,928	1,652,467
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	175,066	153,908	505,014	460,979

Total net sales	$711,692	$708,555	$2,136,942	$2,113,446

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

Wyatt Acquisition

On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition will expand Waters’ portfolio and increase exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its revolving credit facility. The Company’s financial results for the three and nine months ended September 30, 2023 include the financial results of the Wyatt acquisition from the acquisition date.

Financial Overview

The Company’s operating results are as follows for the three and nine months ended September 30, 2023 and October 1, 2022 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30, 2023	October 1, 2022	% change	September 30, 2023	October 1, 2022	% change
Revenues:
Product sales	$448,081	$464,923	(4%)	$1,362,464	$1,385,393	(2%)
Service sales	263,611	243,632	8%	774,478	728,053	6%

Total net sales	711,692	708,555	—	2,136,942	2,113,446	1%
Costs and operating expenses:
Cost of sales	291,407	307,101	(5%)	876,863	899,992	(3%)
Selling and administrative expenses	186,748	164,417	14%	555,657	483,769	15%
Research and development expenses	41,995	43,435	(3%)	130,559	127,913	2%
Purchased intangibles amortization	12,116	1,592	661%	20,410	4,863	320%
Acquired in-process research and development	—	—	—	—	9,797	(100%)

Operating income	179,426	192,010	(7%)	553,453	587,112	(6%)
Operating income as a % of sales	25.2%	27.1%		25.9%	27.8%
Other income, net	328	895	(63%)	1,364	2,600	(48%)
Interest expense, net	(26,559)	(9,524)	179%	(56,174)	(27,362)	105%

Income before income taxes	153,195	183,381	(16%)	498,643	562,350	(11%)
Provision for income taxes	18,643	27,383	(32%)	72,614	81,657	(11%)

Net income	$134,552	$155,998	(14%)	$426,029	$480,693	(11%)

Net income per diluted common share	$2.27	$2.60	(13%)	$7.19	$7.94	(9%)

The Company’s net sales increased less than one percent in the third quarter of 2023, as compared to the third quarter of 2022, with foreign currency translation having an insignificant impact on sales growth. For the first nine months of 2023, the Company’s net sales increased 1% with the effect of foreign currency translation decreasing sales growth by 2% as compared to the first nine months of 2022. In both the third quarter and first nine months of 2023, the Company’s net sales were negatively impacted by a significant reduction in sales in China due to lower customer demand for our products. Excluding China, the Company’s net sales increased 7% and 5% for the third quarter and first nine months of 2023, respectively. The Wyatt acquisition increased sales growth by 4% and 2% for the third quarter and first nine months of 2023, respectively.

For the first nine months of 2023, the Company had the same amount of calendar days when compared to the first nine months of 2022. At current foreign currency exchange rates, the Company expects that foreign currency translation will be negative to sales for the remainder of 2023.

Instrument system sales decreased 5% and 4% for the third quarter and first nine months of 2023, respectively, as sales growth in the U.S., Latin America and Europe was offset by weaker customer demand in Asia (primarily in China). Instrument system sales in China declined 32% and 23% in the third quarter and first nine months of 2023, respectively, due to lower customer demand for our products. Excluding China, the Company’s instrument system sales increased 4% and 3% in the third quarter and first nine months of 2023, respectively. The decline in China’s instrument sales can be attributed to the decline in customer demand. The Wyatt acquisition increased instrument system sales growth by 7% and 3%, for the third quarter and first nine months of 2023, respectively. Foreign currency translation increased instrument system sales growth by 1% in the third quarter of 2023 and decreased instrument system sales growth by 1% in the first nine months of 2023.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 6% and 5% for the third quarter and first nine months of 2023, respectively, with foreign currency translation having a minimal impact on sales growth in the third quarter and decreasing sales growth by 2% for the first nine months of 2023. Service revenues grew 8% and 6% for the third quarter and first nine months of 2023, respectively. Wyatt’s service revenues added 3% and 1% to service revenue growth for the third quarter and first nine months of 2023, respectively. Chemistry sales growth was flat and increased 3% for the third quarter and first nine months of 2023, respectively. Chemistry sales were significantly impacted by the lower customer demand in China for our products. Excluding the impact of China, the Company’s chemistry sales grew 9% and 6%, for the third quarter and first nine months of 2023, respectively.

Operating income decreased 7% and 6% for the third quarter and first nine months of 2023, respectively, primarily due to higher salary expenses related to merit compensation and an increase in severance-related costs associated with a workforce reduction, partially offset by lower incentive compensation costs. In July 2023, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction that has impacted approximately 5% of the Company’s employees. The Company incurred approximately $23 million and $27 million of severance-related costs in the third quarter and first nine months of 2023, respectively. The Company paid $12 million and $14 million of severance-related costs in the third quarter and first nine months of 2023, respectively, with the majority of the remaining costs to be paid in the fourth quarter of 2023 and the first half of 2024. The Company estimates that the savings from this reduction in workforce will be approximately $48 million on an annual basis. In addition, the Company’s operating income was impacted by the Wyatt acquisition due diligence and integration costs of $1 million and $13 million for the third quarter and first nine months of 2023, respectively, and the Wyatt acquisition related bonus expense of $8 million and $11 million for the third quarter and first nine months of 2023, respectively. The negative effect of foreign currency translation lowered operating income by approximately $2 million and $18 million for the third quarter and first nine months of 2023, respectively.

The Company generated $373 million and $413 million of net cash from operating activities in the first nine months of 2023 and 2022, respectively. Net cash used in investing activities included $1.3 billion for the Wyatt acquisition in the first nine months of 2023 and capital expenditures related to property, plant, equipment and software capitalization of $119 million and $114 million in the first nine months of 2023 and 2022, respectively.

The Company funded the Wyatt acquisition with a combination of cash on hand and borrowings under our revolving credit facility. The Company’s outstanding debt on September 30, 2023 was $2.5 billion, a change of $1.0 billion from the end of the first quarter of 2023. The Company estimates that its interest expense for the full year 2023 will be approximately $80 million. As a result of the Wyatt acquisition, the Company temporarily suspended its share buyback program in the first quarter 2023.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and nine months ended September 30, 2023 and October 1, 2022 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2023	October 1, 2022	% change	September 30, 2023	October 1, 2022	% change
Net Sales:
Asia:
China	$102,081	$140,080	(27%)	$333,127	$399,852	(17%)
Japan	40,069	37,095	8%	123,943	123,222	1%
Asia Other	96,078	102,759	(7%)	288,862	289,204	—

Total Asia	238,228	279,934	(15%)	745,932	812,278	(8%)
Americas:
United States	231,773	216,380	7%	673,033	638,908	5%
Americas Other	43,706	40,029	9%	131,794	123,609	7%

Total Americas	275,479	256,409	7%	804,827	762,517	6%
Europe	197,985	172,212	15%	586,183	538,651	9%

Total net sales	$711,692	$708,555	—	$2,136,942	$2,113,446	1%

Geographically, the Company’s sales growth in the third quarter and first nine months of 2023 was broad-based across most major regions, with the exception of China, which declined 27% and 17%, respectively. The decline in China was primarily driven by lower demand for our instrument systems and chemistry products. Excluding China, the Company’s net sales increased 7% and 5% for the third quarter and first nine months of 2023, respectively. Foreign currency translation had minimal impact on sales growth in the third quarter and decreased sales growth by 2% in the first nine months of 2023.

During the third quarter of 2023, sales increased 7% in the U.S. and 15% in Europe, while decreasing 15% in Asia driven by weakness in China and the negative effect of currency translation on sales in Japan. In the third quarter of 2023, foreign currency translation increased sales growth in Europe by 7% and decreased sales growth in Asia by 4%. This decline in Asia was primarily driven by the 8% decline in sales in Japan due to foreign currency translation. Wyatt’s sales contributed 9% of sales growth in the U.S. and 5% of sales growth in Europe in the third quarter of 2023. During the first nine months of 2023, sales increased 5% in the U.S. and 9% in Europe, while decreasing 8% in Asia driven by weakness in China, with the effect of foreign currency translation increasing sales growth in Europe by 1% and decreasing sales growth in Asia by 4%, which includes a 9% decrease in sales in Japan resulting from foreign currency translation.

Sales by Trade Class

Net sales by customer class are presented below for the three and nine months ended September 30, 2023 and October 1, 2022 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2023	October 1, 2022	% change	September 30, 2023	October 1, 2022	% change
Pharmaceutical	$421,535	$405,959	4%	$1,233,177	$1,258,902	(2%)
Industrial	209,449	223,968	(6%)	648,754	641,882	1%
Academic and government	80,708	78,628	3%	255,011	212,662	20%

Total net sales	$711,692	$708,555	—	$2,136,942	$2,113,446	1%

During the third quarter of 2023, sales to pharmaceutical customers increased 4%, as growth in the U.S. and Europe was offset by weakness in China, with foreign currency translation increasing pharmaceutical sales growth by 1% and Wyatt contributing 6% to the Company’s pharmaceutical sales growth. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, decreased 6% in the third quarter of 2023, with foreign currency translation having minimal impact on sales growth and Wyatt contributing 1% to industrial sales growth. Combined sales to academic and government customers increased 3% in the third quarter of 2023, with foreign currency translation having minimal impact on sales growth and Wyatt contributing 5% to the Company’s academic and government sales growth. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

During the first nine months of 2023, sales to pharmaceutical customers decreased 2%, primarily driven by weakness in customer demand in China, with foreign currency translation decreasing pharmaceutical sales growth by 2%. Combined sales to industrial customers increased 1%, with foreign currency translation decreasing sales growth by 1%. Combined sales to academic and government customers increased 20%, with foreign currency translation decreasing sales growth by 2%.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the three and nine months ended September 30, 2023 and October 1, 2022 (dollars in thousands):

	Three Months Ended
	September 30, 2023	% of Total	October 1, 2022	% of Total	% change

Waters instrument systems	$262,142	42%	$274,869	44%	(5%)
Chemistry consumables	128,650	20%	128,096	21%	—

Total Waters product sales	390,792	62%	402,965	65%	(3%)
Waters service	238,556	38%	220,436	35%	8%

Total Waters net sales	$629,348	100%	$623,401	100%	1%

	Nine Months Ended
	September 30, 2023	% of Total	October 1, 2022	% of Total	% change

Waters instrument systems	$786,293	42%	$825,677	44%	(5%)
Chemistry consumables	398,084	21%	385,661	21%	3%

Total Waters product sales	1,184,377	63%	1,211,338	65%	(2%)
Waters service	700,281	37%	660,371	35%	6%

Total Waters net sales	$1,884,658	100%	$1,871,709	100%	1%

Waters products and service sales increased 1% for both the third quarter and first nine months of 2023, with the effect of foreign currency translation having minimal impact on sales growth in the third quarter, while decreasing Waters sales growth by 1% in the first nine months of 2023. The Wyatt acquisition increased Waters products and service sales by approximately 5% and 2% for the third quarter and first nine months of 2023, respectively. Waters instrument system sales decreased by 5% for both the third quarter and first nine months of 2023 due to weaker customer demand in China. Waters instrument system sales in China declined 35% and 25% for the third quarter and first nine months of 2023, respectively. Foreign currency translation had minimal impact on Waters instrument system sales growth in the third quarter while decreasing sales growth by 1% for the first nine months of 2023. Wyatt’s instrument system sales contributed 8% and 4% to Waters instrument system sales growth for the third quarter and first nine months of 2023, respectively.

Waters chemistry consumables sales were significantly impacted by the lower customer demand in China for our products. Excluding the impact of China, the Company’s chemistry sales grew 9% and 6% for the third quarter and first nine months of 2023, respectively. This sales growth was primarily due to the continued strong demand in most major geographies, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers, partially offset by the negative impact from foreign currency translation, which decreased chemistry sales growth by 1% and 2% in the third quarter and first nine months of 2023, respectively.

Waters service sales increased in the third quarter and first nine months of 2023 due to higher service demand billing, partially offset by the negative impact from foreign currency translation, which decreased service sales growth by 2% in the first nine months of 2023. Wyatt service revenues added 3% and 2% to Waters service revenue growth for the third quarter and first nine months of 2023, respectively.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the three and nine months ended September 30, 2023 and October 1, 2022 (dollars in thousands):

	Three Months Ended
	September 30, 2023	% of Total	October 1, 2022	% of Total	% change

TA instrument systems	$57,289	70%	$61,958	73%	(8%)
TA service	25,055	30%	23,196	27%	8%

Total TA net sales	$82,344	100%	$85,154	100%	(3%)

	Nine Months Ended
	September 30, 2023	% of Total	October 1, 2022	% of Total	% change

TA instrument systems	$178,087	71%	$174,055	72%	2%
TA service	74,197	29%	67,682	28%	10%

Total TA net sales	$252,284	100%	$241,737	100%	4%

TA sales declined 3% for the third quarter of 2023 due to lower customer demand for TA products and services while TA sales grew 4% for the first nine months of 2023. For the third quarter, TA’s sales geographically were weak in the U.S., China and Asia Other, declining 8%, 5% and 13%, respectively, but were strong in Europe and Japan, which grew 7% and 19%, respectively. Foreign currency translation increased sales by 3% in Asia Other and 9% in Europe, while decreasing sales by 1% in China and 11% in Japan. For the first nine months of 2023, TA sales growth was broad-based across most major geographies, except for China and Asia Other, which declined 11% and 15%, respectively. The sales growth for the first nine months of 2023 was primarily driven by strong customer demand for our thermal analysis instruments and service, particularly in the U.S. and Europe. Foreign currency translation increased sales by 1% for the third quarter and decreased sales by 1% for the first nine months of 2023.

Cost of Sales

Cost of sales decreased by 5% and 3% in the third quarter and first nine months of 2023, respectively. The decrease in cost of sales in these periods is primarily due to the change in sales mix and the lower material and freight costs for both the third quarter and first nine months of 2023. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to be neutral to gross profit during 2023.

Selling and Administrative Expenses

Selling and administrative expenses increased 14% and 15% in the third quarter and first nine months of 2023, respectively. The increase in these periods is primarily driven by severance-related costs in connection with a reduction in workforce, which increased expenses by 14% and 5%; the Wyatt acquisition due diligence and integration costs, which increased expenses by 1% and 3%; and the Wyatt acquisition-related bonus expense, which increased expenses by 5% and 2%, in each case, for the third quarter and first nine months of 2023, respectively. These increases were partially offset by lower incentive compensation costs. The effect of foreign currency translation increased selling and administrative expenses by 2% for the third quarter and decreased expenses by 1% for the first nine months of 2023.

As a percentage of net sales, selling and administrative expenses were 26.2% and 26.0% for the third quarter and first nine months of 2023, respectively, and 23.2% and 22.9% for the third quarter and first nine months of 2022, respectively.

Research and Development Expenses

Research and development expenses decreased 3% in the third quarter and increased 2% in the first nine months of 2023. The decrease in third quarter research and development expenses was driven by lower incentive compensation costs, which were offset by annual merit increases and costs associated with the development of new product and technology initiatives. The impact of foreign currency exchange increased expenses by 1% for the third quarter and decreased expenses by 2% for the first nine months of 2023.

Purchased Intangibles Amortization

The increase in purchased intangible amortization of $11 million and $16 million in the third quarter and first nine months of 2023, respectively, can be attributed to the Wyatt acquisition intangible assets.

Acquired In-Process Research & Development

In 2022, the Company completed an asset acquisition in which the CDMS technology assets of Megadalton were acquired for approximately $10 million in total purchase price, of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029.

Other Income, net

During the first nine months of 2022, the Company sold an equity investment for $10 million in cash and recorded a gain on the sale of approximately $7 million in other income, net on the statement of operations. The Company also incurred $6 million in losses on an equity investment within other income, net on the statement of operations.

Interest Expense, net

The increase in interest expense for both the third quarter and first nine months of 2023 can be primarily attributed to the additional borrowings by the Company to fund the Wyatt acquisition. The Company estimates that its interest expense for the full year 2023 will be approximately $80 million.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of September 30, 2023. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $11 million and $15 million and increased the Company’s net income per diluted share by $0.18 and $0.25 for the third quarter of 2023 and 2022, respectively.

The Company’s effective tax rate for the third quarter of 2023 and 2022 was 12.2% and 14.9%, respectively. The decrease in the effective tax rate can be primarily attributed to the impact of discrete tax benefits in the current year and differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The Company’s effective tax rate for the first nine months of 2023 and 2022 was 14.6% and 14.5%, respectively. The differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Net income	$426,029	$480,693
Depreciation and amortization	117,845	99,105
Stock-based compensation	32,224	30,929
Deferred income taxes	267	(20,836)
Acquired in-process research and development and other non-cash items	—	10,003
Change in accounts receivable	100,327	(39,098)
Change in inventories	(81,415)	(113,211)
Change in accounts payable and other current liabilities	(130,065)	(4,952)
Change in deferred revenue and customer advances	38,959	47,060
Other changes	(131,484)	(76,741)

Net cash provided by operating activities	372,687	412,952
Net cash used in investing activities	(1,404,321)	(45,783)
Net cash provided by (used in) financing activities	885,438	(398,187)
Effect of exchange rate changes on cash and cash equivalents	2,081	(26,579)

Decrease in cash and cash equivalents	$(144,115)	$(57,597)

Cash Flow from Operating Activities

Net cash provided by operating activities was $373 million and $413 million during the first nine months of 2023 and 2022, respectively. The decrease in 2023 operating cash flow was primarily a result of lower net income, higher inventory levels, higher income tax payments and the payment of acquired Wyatt liabilities, offset by higher cash collections in 2023 compared to 2022. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to the timing of payments made by customers and timing of sales. Days sales outstanding was 81 days at September 30, 2023 and 77 days at October 1, 2022.

•	The increase in inventory can primarily be attributed to higher material costs as well as an increase in safety stock levels to help mitigate any future supply chain issues.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	An increase in income tax payments of $79 million as compared to the prior year and the payment of $26 million in Wyatt acquired liabilities.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $1.4 billion and $46 million in the first nine months of 2023 and 2022, respectively. Additions to fixed assets and capitalized software were $119 million and $114 million in the first nine months of 2023 and 2022, respectively. The cash flows from investing activities in 2023 and 2022 include $12 million and $24 million, respectively, of capital expenditures related to the major expansion of the Company’s precision chemistry consumable operations in the United States. The Company has incurred costs of $245 million on this facility inception-to-date through the end of the first nine months of 2023 and anticipates completing this new state-of-the-art facility in 2023.

During the first nine months of 2023 and 2022, the Company purchased $2 million and $11 million of investments, respectively, while $2 million and $78 million of investments matured, respectively, and were used for financing activities described below.

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

During the first nine months of 2022, the Company received $10 million in proceeds from equity investments and made $1 million of investments in equity investments.

On May 16, 2023, the Company completed the acquisition of Wyatt for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition will expand Waters’ portfolio and increase exposure to large molecule applications.

Cash Flow from Financing Activities

The Company had entered into a credit agreement in September 2021 governing the Company’s five-year, $1.8 billion revolving facility that matures in September 2026. On March 3, 2023, in anticipation of closing of the Wyatt acquisition, the Company entered into an agreement to amend the credit agreement governing its revolving credit facility (the “2023 Amendment”). The 2023 Amendment increases the borrowing capacity by $200 million to an aggregate total borrowing capacity of $2.0 billion. As of September 30, 2023, the Company had a total of $2.5 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $1.2 billion borrowed under its credit agreement. The Company’s net debt borrowings increased by $0.9 billion and $30 million during the first nine months of 2023 and 2022, respectively, primarily to fund the Wyatt acquisition.

As of September 30, 2023, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $8 million and $6 million during the first nine months of 2023 and 2022, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $10 million in 2023.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. This new program replaced the remaining amounts available from the pre-existing program. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. During the first nine months of September 30, 2023 and October 1, 2022, the Company repurchased $58 million and $467 million of the Company’s outstanding common stock, respectively, under the share repurchase program. In addition, the Company repurchased $12 million and $11 million of common stock related to the vesting of restricted stock units during the first nine months of September 30, 2023 and October 1, 2022, respectively. While the Company believes that it has the financial flexibility to fund these share repurchases, as well as to invest in research, technology and business acquisitions, given current cash levels and debt borrowing capacity, it has temporarily suspended its share repurchases due to its acquisition of Wyatt.

The Company received $18 million and $36 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first nine months of 2023 and 2022, respectively.

The Company had cash, cash equivalents and investments of $337 million as of September 30, 2023. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $307 million held by foreign subsidiaries at September 30, 2023, of which $196 million was held in currencies other than U.S. dollars.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023. The Company reviewed its contractual obligations and commercial commitments as of September 30, 2023 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, litigation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended September 30, 2023. The Company did not make any changes in those policies during the nine months ended September 30, 2023.

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

•

current global economic, sovereign and political conditions and uncertainties, including the effect of new or proposed tariff or trade regulations, changes in inflation and interest rates, the impacts and costs of war, in particular as a result of the ongoing conflict between Russia and Ukraine and in the Middle East, and the possibility of further escalation resulting in new geopolitical and regulatory instability, the United Kingdom’s exit from the European Union and the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers;

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of September 30, 2023, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 30, 2023 and December 31, 2022, $307 million out of $337 million and $472 million out of $481 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $196 million out of $337 million and $336 million out of $481 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of September 30, 2023 would decrease by approximately $19 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the nine months ended September 30, 2023. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the nine months ended September 30, 2023 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023. The Company reviewed its risk factors as of September 30, 2023 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion of certain factors under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may have a material adverse effect on the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2023, the Company purchased 205 and 2,269 shares at a cost of $57 thousand and $634 thousand with average prices paid of $280.25 and $279.44 during fiscal July and September, respectively, of equity securities registered by the Company under the Exchange Act.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This program replaced the remaining amounts available under the pre-existing authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. As of September 30, 2023, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

Item 6: Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

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

Date: November 7, 2023