Form 10-K
period 2023-12-31
WATERS CORP /DE/
filed 2024-02-27
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
of the registrant as of June 30, 2023: $15,633,596,711.
Indicate the number of shares outstanding of the registrant’s common stock as of February 23, 2024: 59,202,626

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1: Business

General

Waters Corporation (the “Company,” “Waters,” “we,” “our,” or “us”), a global leader in analytical instruments and software, has pioneered innovations in chromatography, mass spectrometry and thermal analysis serving life, materials and food sciences for more than 65 years. With approximately 7,900 employees worldwide, Waters operates directly in over 35 countries and has products available in more than 100 countries. The Company primarily designs, manufactures, sells and services high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using common software platforms. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TA InstrumentsTM (“TA”) product line. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.

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

Waters Corporation, organized as a Delaware corporation in 1991, is a holding company that owns all of the outstanding common stock of Waters Technologies Corporation, its operating subsidiary. Waters Corporation became a publicly traded company with its initial public offering (“IPO”) in November 1995. Since the IPO, the Company has added three significant and complementary technologies to its range of products with the acquisitions of TA Instruments in May 1996, Micromass Limited in September 1997 and Wyatt Technology in May 2023. On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The acquisition will expand WatersTM portfolio and increase exposure to large molecule applications.

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

and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Operations of the recently acquired Wyatt business are part of the Waters operating segment.

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

In 2004, Waters introduced a novel technology that the Company describes as ultra-performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITYTM UPLCTM System, to accommodate the increased pressure and narrower chromatographic bands that are generated by these small and tightly packed particles. By using the ACQUITY UPLC System, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses previously performed by HPLC. In addition, in using the ACQUITY UPLC System, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover more levels of scientific information. While offering significant performance advantages, the ACQUITY UPLC System is also compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this innovative technology and instrument. In 2018, the Company introduced the ACQUITY ArcTM Bio System, a versatile, iron-free, bio-inert, quaternary liquid chromatograph specifically engineered to improve bioseparation analytical methods. The Company also introduced the ACQUITY UPLC PLUS System series in 2018, consisting of the ACQUITY UPLC H-Class PLUS System, ACQUITY UPLC H-Class PLUS Bio System and ACQUITY UPLC I-Class PLUS Systems, which incorporate foundational enhancements into the legacy systems.

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

In 2019, the Company introduced the ACQUITY Advanced Polymer ChromatographyTM System, which is the first fully solvent-compatible UPLC System to perform size exclusion, gradient polymer elution and solvent compatible reversed-phase liquid chromatographic separations on a single platform. The all-in-one system gives research scientists greater analytical versatility and speed when conducting research on next-generation polymers. In 2020, the Company introduced the Waters Arc HPLC System, a new HPLC system for routine testing in the pharmaceutical, food, academic and materials markets. A key target application is quality control in laboratories performing batch release tests on small molecule pharmaceuticals. In 2021, the Company introduced the new ACQUITY Premier LC solution and the Arc Premier System both featuring Waters MaxPeakTM High Performance Surface (“HPS”) Technology. MaxPeak HPS Technology, which was first introduced with the Company’s introduction of ACQUITY Premier Columns in 2020, is a surface technology that forms a barrier between the sample and the metal surfaces of both the system and column, eliminating the need for system passivation, mitigating the loss of metal-sensitive analytes and yielding higher quality data in less time and effort.

During the second half of 2023, Waters introduced the DynaProTM ZetaStarTM instrument through its Wyatt TechnologyTM portfolio for nanoparticle analysis. The new instrument simultaneously enables dynamic and static light scattering and dynamic and electrophoretic light scattering measurements, all in one device. By combining multiple light scattering techniques and automatically assessing data quality and performing adaptive data capture, the ZetaStar instrument delivers both increased sensitivity and faster measurements to aid the precise development of complex biologics, using extremely low sample volumes.

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

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of a few suppliers in the world that manufactures silica and polymeric resins, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories and can react quickly to new customer requirements. The Company believes that its ACQUITY UPLC Columns are used primarily on its ACQUITY UPLC Systems and, furthermore, that its ACQUITY UPLC Systems primarily use ACQUITY UPLC Columns. In 2019, the Company introduced the BioResolveTM SCX mAb Columns and VanGuardTM FIT Cartridge technologies. These new cation exchange column lines with specialized consumables are designed to simplify and improve the characterization and monitoring of monoclonal antibody (“mAb”) therapeutics, as well as enable mAb charge-variant analyses as required by the World Health Organization, the FDA and the International Conference on Harmonization for confirming the efficacy and safety of biologics and biosimilars with discovery, development and manufacturing applications. In 2020, Waters introduced ACQUITY Premier Columns, at the time a new family of premium sub-2-micron columns featuring MaxPeak HPS Technology. The columns are for use with any brand of UPLC System and can measurably improve data quality by mitigating the loss of sample analytes due to analyte-to-surface interactions.

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

In 2023, the Company introduced the first in a new line of size exclusion chromatography columns aimed at improving analysis while lowering the cost of gene therapies, specifically adeno-associated viral (“AAV”) vectors. The new Waters XBridgeTM Premier GTx BEHTM size exclusion chromatography columns double the speed of measuring the potency and safety of AAVs. Combining the columns with light scattering technologies from its Wyatt Technology portfolio deepens the level of information acquired from a single experiment and optimizes the manufacturing of these novel gene delivery vehicles.

In 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. (“Andrew Alliance”). Andrew Alliance offers lab workflow automation solutions with the combination of its software platform and smart, connected laboratory equipment and accessories. The addition of Andrew Alliance to our portfolio has allowed us to positively impact our customers’ workflows by improving the repeatability, performance and speed of laboratory operations and chemistry workflows.

In 2023, the Company introduced the AllianceTM iS HPLC System, the next-generation intelligent HPLC System, designed to reduce compliance risk by adding new levels of proactive error detection, troubleshooting and ease-of-use. When combined with Waters compliance-ready EmpowerTM Chromatography Software and eConnectTM HPLC Columns, the Alliance iS HPLC System streamlines the task of making accurate and precise measurements by detecting and eliminating common errors. In doing so, the Alliance iS HPLC System helps quality control laboratories to consistently meet quality, safety, compliance and on-time product delivery goals. This system also integrates with the cloud-native waters_connectTM System Monitoring Software enabling real-time monitoring of the Alliance iS HPLC System and any other chromatography instruments controlled by Empower Software. Laboratory managers can view the live status of their HPLC instrument fleet from anywhere and at any time to further improve equipment utilization and overall productivity.

Also in 2023, the Company introduced the new bioprocess walk-up solutions designed to further simplify biologic sample preparation and analysis. This solution eliminated the need to send bioreactor samples to a central laboratory for analysis making it even easier to accelerate upstream bioprocess development by up to six weeks over traditional methods.

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

MS is an increasingly important detection technology for LC. The Company’s smaller-sized mass spectrometers, such as the single quadrupole detector and the tandem quadrupole detector (“TQD”), are often referred to as LC “detectors” and are typically sold as part of an LC system or as an LC system upgrade. Larger quadrupole systems, such as the XevoTM TQ MS System and Xevo TQ-S MS System, are used primarily for experiments performed for late-stage drug development, including clinical trial testing. Quadrupole time-of-flight

(“Q-Tof”) instruments, such as the Company’s SYNAPTTM G2-S HDMS System, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics.”

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

In 2019, the Company introduced the BioAccordTM System, a liquid chromatography-mass spectrometry solution that expands access to high-resolution time-of-flight mass spectrometry capabilities. The system provides new levels of user experience with automated setup and self-diagnosis delivered through an intuitive user interface. Also in 2019, the Company introduced the SELECT SERIESTM CyclicTM IMS System, which seamlessly integrates cyclic ion mobility technology into a high-performance research-grade time-of-flight mass spectrometer. In addition, the Company introduced the SYNAPT XS System, a new highly flexible, high-resolution mass spectrometer for research and development labs focused on discovery applications. The Company also reinforced its tandem quadrupole mass spectrometry portfolio during the current year with upgrades to the Xevo TQ-S micro MS System and the introduction of the new Xevo TQ-S cronos MS System. The Xevo TQ-S micro System features new performance enhancements that bring the quantitation of highly polar, ionic compounds in food to a higher level. The Xevo TQ-S cronos System is a new, tandem quadrupole mass spectrometer purposely built for routine quantitation of large numbers of small-molecule organic compounds over a wide concentration range. The Xevo TQ-S micro System and the Xevo TQ-S cronos System are also well suited to meet regulatory requirements for pesticide residue analysis, the monitoring for contaminants in processed foods, identifying drugs of abuse, and performing impurity profiling of pharmaceuticals. In 2020, the Company introduced the RADIANTM ASAPTM System, a novel direct mass detector engineered for non-mass spectrometry experts to conduct fast and accurate analyses of solids and liquids with minimal sample prep. Also in 2020, the Company introduced enhancements for the Waters Xevo G2-XS QTof System, SYNAPT XS System and SELECT SERIES Cyclic IMS System, including a new fragmentation technique and imaging option.

In 2021, the Company introduced the SELECT SERIES MRT MS System, a high-resolution mass spectrometer that combines Multi-Reflecting Time-of-Flight (“MRT”) technology with enhanced desorption electrospray ionization and new matrix-assisted laser desorption ionization imaging sources. The platform will serve as the basis for Waters next generation Tof instruments with applications in pharmaceutical, biomedical, natural products, and materials research. Also in 2021, the Company released the ACQUITY RDaTM Detector featuring SmartMSTM Technology, the company’s newest Tof MS designed to improve the ease and reliability of small molecule analysis for pharmaceutical, academic, food, and forensic applications. The Company also introduced a new peptide multi-attribute method workflow for the BioAccord LC-MS System in 2021, which is an end-to-end workflow for analyzing monoclonal antibodies and other protein and peptide-based drugs.

In 2022, the Company introduced the Xevo TQ Absolute System, the most sensitive and compact benchtop tandem mass spec in its class. The Company introduced the new Xevo G3 Q-Tof Mass Spectrometer with CONFIRM Sequence, a new oligonucleotide sequencing confirmation app for the waters_connect Software platform and an electrospray ionization source for the high-resolution SELECT SERIES MRT Mass Spectrometer.

Based upon 2023 reports from independent marketing research firms and publicly disclosed sales figures from competitors, the Company believes that it is one of the world’s largest manufacturers and distributors of LC and LC-MS instrument systems, chromatography columns and other consumables and related services.

The Company has been a developer and supplier of software-based products that interface with both the Company’s and other suppliers’ instruments. The Company’s newest software technology for mass spectrometry is the waters_connect Software platform. In 2019, the Company introduced the first of a series of applications on this platform supporting the BioAccord System and the Xevo G2 XS Mass Spectrometer. These applications support biopharmaceutical workflows, simplifying the collection of often complex LCMS data for use in biopharmaceutical development and into QC where it is used to assure the quality of existing medicines and new drug formulations. The platform design of waters_connect Software has enabled rapid delivery of several major updates including new biopharma application workflows designed in close collaboration with biopharmaceutical innovators to solve specific challenges they face with existing solutions. The platform also provides the foundation for the connected lab of the future where data is no longer siloed but can be securely shared among a community of connected scientists. The waters_connect Software joins the existing suite of informatics products: Empower Chromatography Data Software, MassLynxTM Mass Spectrometry Software and NuGenesisTM Scientific Data Management System, each of which is used to support innovations within world-leading institutions. In 2020, Waters announced the availability of Empower BC LAC/ETM Solution with SecureSync, an enhanced solution to preserve the ability for laboratories to work locally when organizations with distributed laboratory environments experience an enterprise interruption.

On December 15, 2020, the Company acquired all of the outstanding stock of Integrated Software Solutions Pty Limited and its two operating subsidiaries Integrated Software Solutions Limited and Integrated Software Solutions USA, LLC (collectively, “ISS”). ISS offers clinical laboratory software systems that support and further expand product offerings within our clinical business. The net assets acquired primarily relate to ISS’ laboratory information system, OMNI-Lab.

In 2022, the Company introduced a new Per-and Polyfluoroalkyl Substances (“PFAS”) quantitation workflow enabled by enhancements to its waters_connect Software for quantitation software and the Company introduced Extraction+TM Connected Device, a new software-controlled product for the Waters Andrew+TM Pipetting Robot that automates the preparation of biological, food, forensics and environmental samples by solid phase extraction.

In 2023, the Company introduced the next generation Xevo TQ Absolute IVD Mass Spectrometer, expanding its family of MassTrakTM IVD LC-MS/MS Systems for clinical diagnostic applications. The powerful analytical performance of the Xevo TQ Absolute IVD Mass Spectrometer is up to five times more sensitive for quantifying clinical analytes. This sensitivity enables clinical laboratories to detect and measure trace level analytes within a sample at lower detection levels than previously possible. It can also extend the testing capabilities of the clinical laboratory to include lower volume samples obtained in less-invasive assays such as saliva, breath, dried blood spots and multiplex panels and large molecules. The new MassTrak LC-MS/MS IVD System includes the ACQUITY UPLC I-Class PLUS System with the Xevo TQ Absolute IVD Mass Spectrometer. The ACQUITY UPLC I-Class PLUS System is designed to deliver rapid and accurate sample analysis to enhance the sensitivity of any mass spectrometer and simplify the characterization of the most complex sample. The Xevo TQ Absolute IVD System provides more consistent instrument-to-instrument performance, with a user-friendly design that maximizes service uptime. Its innovative design is also 45% smaller and uses 50% less nitrogen gas and electricity than comparable tandem quadrupole-mass spectrometry systems, making it ideal for hospital labs and independent commercial labs with both sustainability and business growth goals to meet.

In addition, in 2023, the Company introduced the industry’s first targeted imaging mass spectrometer based on its Xevo TQ Absolute Tandem Quadrupole Mass Spectrometer which is the most sensitive and compact mass spectrometer in its class. The new instrument combines the Waters DESI XS source with the Xevo TQ Absolute

System and is five times more sensitive and five times faster than discovery-based imaging systems at precisely determining whether a particular small molecule drug product, and how much of it, reaches its intended target, such as a brain, liver or lung, in a test subject.

Also in 2023, the Company announced new updates to its SELECT SERIES MRT System that increases its specificity and utility for UPLC-MS/MS metabolomics and drug discovery applications and for mass spectrometry imaging experiments. The MRT System now offers 50% higher resolution, making it capable of 300,000 FWHM resolution, a 3X faster scan rate and parts-per-billion mass accuracy. These MRT System enhancements are designed to help research scientists unambiguously identify analytes of interest in samples of blood, urine and tissue, contributing to a greater understanding of molecules and their mechanisms of action in numerous scientific fields. It is compatible with numerous MS imaging sources including DESI and MALDI, and generates crystal-clear, high-resolution images without compromising mass spectral resolution or accuracy.

In addition, in 2023, the Company combined its BioAccord LC-MS System and the Waters Andrew+ Pipetting Robot, connecting via new protocols in OneLabTM Software to create fully integrated and easy-to-use bioprocess walk-up solutions. It is designed to enable less experienced LC-MS users to acquire critical quality attribute data for analysis of drug product and cell culture media. Capturing data directly at the bioproduction laboratory can help bioprocess engineers improve process understanding, leading to more robust manufacturing processes and accelerated development timelines.

Waters Service

Services provided by Waters enable customers to maximize technology productivity, support customer compliance activities and provide transparency into enterprise resource management efficiencies. The customer benefits from improved budget control, data-driven technology adoption and accelerated workflow at a site or on a global perspective. The Company considers its service offerings to be highly differentiated from its competition, as evidenced by a consistent increase in annual service revenues. The Company’s principal competitors in the service market include Revvity, Inc., Agilent Technologies, Inc. and Thermo Fisher Scientific Inc. These competitors can provide certain services on Waters instruments to varying degrees and always present competitive risk.

The servicing and support of instruments, software and accessories is an important source of revenue and represented over 35% of sales for Waters in 2023. These revenues are derived primarily through the sale of support plans, demand services, spare parts, customer performance validation services and customer training. Support plans typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.

The waters_connect System Monitoring is a new Software-as-a-Service application that enables laboratory managers and analysts to monitor the real-time status of any chromatography instruments, regardless of the manufacturer, running on Waters Empower Software. The waters_connect System Monitoring application was developed especially for high-volume quality assurance/quality control laboratories. It can reduce the turnaround time of product release samples and facilitate the planning and progress of critical analyses via live, at-a-glance dashboard views of the operational status of chromatography instruments. The cloud-native application also helps lab managers utilize capital resources better by providing an understanding of instrument history and usage levels and improve the productivity of their teams.

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

In 2020, TA introduced the new DiscoveryTM X3TM Differential Scanning Calorimeter (“X3 DSC”), Discovery Hybrid Rheometers and TAM IV Micro XL isothermal microcalorimeter. The X3 DSC accelerates productivity in customers’ laboratories by enabling three samples to be measured in a single experiment, compared to the single-sample series operation of the other available DSC offerings in the market. This particularly addresses a need in high-throughput laboratories in industries such as composites, electronics and polymer manufacturing. The new line of Discovery Hybrid Rheometers provides increased sensitivity and versatility of rheometry measurements, supporting the development of next-generation, high-performance materials by improving the productivity and efficiency of materials science research. The TAM IV Micro XL isothermal calorimeter supports the development of new battery chemistries by measuring self-discharge and unwanted reactions that reduce battery life and efficiency.

In 2021, TA introduced the TMA 450 RH Instrument and the Discovery SA Instrument. The TMA 450 RH Instrument provides measurements of dimensional compatibility of materials under controlled temperature and humidity that are important for the development of new electronic devices. The Discovery SA Instrument is used in pharmaceutical development to assess the impact of moisture in drug product processing and storage on crystalline structure, which is related to drug product efficacy.

In 2021, TA introduced the TRIOSTM AutoPilot Software for its thermal analyzer product line. This software helps laboratory staff using TA’s thermal analyzers create routine and streamlined standard operating procedures improving the speed and productivity of thermal analysis measurements.

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

In 2022, TA introduced Polymer Workflow Guided Methods, which provides walk up and use functionality by codifying polymer workflows. Guided Methods leverages the power of TRIOS AutoPilot Software and enables novice users to quickly learn and use the instrument to set up test methods, run tests, and execute analyses across our Thermal Analysis and Rheology product lines.

In 2023, TA introduced a new Battery Cycler Microcalorimeter Solution for high-resolution characterization of battery cells. The instrument and software combination enables non-destructive testing under real-world operating conditions and significantly reduces experiment time from months to weeks, while providing decisive insights for greater battery efficiency, safety and stability.

TA Service

Similar to Waters, the servicing and support of TA’s instruments is an important source of revenue and represented more than 25% of sales for TA in 2023. TA operates independently from the Waters operating segment, though many of its overseas offices are jointly occupied with Waters to achieve operational efficiencies. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of support plans, replacement parts and billed labor fees associated with the repair, maintenance and upgrade of installed systems.

Global Customers

The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of academic, governmental and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (“CROs”) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to universities and governmental agencies worldwide. The Company’s technical sales and support staff members work closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2023, 57% of the Company’s net sales were to pharmaceutical accounts, 31% to other industrial accounts and 12% to academic institutions and governmental agencies. Although the Company transacts business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the Company’s financial results.

The Company typically experiences seasonality in its orders that is reflected as an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year-end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2023, 2022 and 2021, no single customer accounted for more than 2% of the Company’s net sales.

Sales and Service

The Company has one of the largest direct sales and service organizations focused exclusively on the analytical workflows offered by the Company. Across these product technologies, using respective specialized sales and service workforces, the Company serves its customer base with 85 sales offices throughout the world as of December 31, 2023 and approximately 4,300, 4,500 and 4,300 field representatives in 2023, 2022 and 2021, respectively. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house and field-based technical support representatives work directly with customers, providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and geographic-specific internet websites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

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

The Company primarily manufactures and distributes its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland. In February 2018, the Company’s Board of Directors approved expanding its Taunton location. The Company has incurred costs of approximately $248 million on a new state-of-the-art facility, which is substantially complete as of December 31, 2023. The Taunton facility processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers in both Taunton and Wexford. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA product lines. The Company’s Taunton facility is certified to ISO 9001:2015 and ISO 14001:2015. The Wexford facility is certified to ISO 9001:2015, ISO 13485:2016/EN ISO 13485:2016 and ISO 14001:2015. VICAM manufactures antibody-linked resins and magnetic beads that are packed into columns and kits in Milford, Massachusetts and Nixa, Missouri. The Company manufactures and distributes its Analytical Standards and Reagents and Environmental Resource Associates (“ERA”) product lines at its facility in Golden, Colorado, which is certified to ISO 9001:2015 and accredited to ISO/IEC 17025:2017, ISO/IEC 17034:16, ISO/IEC 17043:2010 and TNI Standard Vol. 3:2016. Some ERA products are also manufactured in the Wexford, Ireland facility, which is also accredited to ISO/IEC 17025:2017 and ISO/IEC 17034:2016.

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

All instrument manufacturing for Wyatt products takes place at its facilities in Santa Barbara, California. The Company’s Wyatt facility in Santa Barbara, California is certified to ISO 9001:2015

Raw Materials

The Company purchases a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by the Company’s operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which require disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2022, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2023 supply chain, and the Company plans to file its 2023 Form SD with the SEC in May 2024. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

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

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that extend, complement and update its existing product offering. The Company’s research and development expenditures for 2023, 2022 and 2021 were $175 million, $176 million and $168 million, respectively.

Nearly all of the Company’s LC products have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2023, 2022 and 2021, there were approximately 1,200 employees involved in the Company’s research and development efforts. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions. Despite the Company’s active research and development programs, there can be no assurance that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

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

Employees

The Company employed approximately 7,900, 8,200 and 7,800 employees at December 31, 2023, 2022 and 2021, respectively, with approximately 38% of the Company’s employees located in the United States. The

Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations.

In July 2023, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction that impacted approximately 5% of the Company’s employees.

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

Inclusion & Diversity

We believe inclusion is a core tenet of organizational success and that fostering a sense of inclusivity allows our employees to maximize their performance contribution to our business. In 2021, we hired our first Director of Diversity, Equity and Inclusion to help strategize and focus our inclusivity efforts. As part of our company-led initiatives to drive an inclusive workplace, we have created Employee Circles and Employee Hubs, which are voluntary, employee-driven employee resource groups worldwide to foster a diverse and inclusive culture through awareness, education and employee connections. Our five Employee Circles are people of color, LGBTQ+ pride, veterans, women and disability. Our global Employee Circles provide opportunities for Waters employees to connect with teammates throughout the world, while Employee Hubs encourage engagement at the local level. Our Employee Circles and Hubs led various initiatives in 2023 to build a strong culture of inclusion and awareness. We have also rolled out training to all employees to support an inclusive culture that values diverse perspectives.

We believe that part of fostering a diverse, inclusive and equitable organization and workforce means understanding the makeup of our current employees. As of December 31, 2023, our workforce identifies as:

•	32% female, with women occupying 34% of company leadership roles (defined as Senior Director or above) compared with 22% in 2017, an increase of 12 percentage points; and

•

23% racially and/or ethnically diverse, with 11% of our workforce identifying as Asian, 3.5% as identifying as Black or African American, 7% identifying as Hispanic/Latinx and 1% identifying as two or more races.

Recruitment

Waters has focused on expanding diversity in our recruitment processes, including developing partnerships with organizations that support diversity in hiring and employee engagement. Current partnerships include: the National Organization of Black Chemists and Chemical Engineers, Out in Tech, Vercida, Home Base and Fairygodboss to expand the pipeline of strong candidates.

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

In the markets served by Waters, the Company’s principal competitors include: Agilent Technologies, Inc., Shimadzu Corporation, Bruker Corporation, Danaher Corporation and Thermo Fisher Scientific Inc. In the markets served by TA, the Company’s principal competitors include: Perkin Elmer, Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc., Malvern PANalytical Ltd., a subsidiary of Spectris plc, Anton-Paar GmbH and others not identified here.

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

The Company is sensitive to the growing global debate with respect to climate change. An internal sustainability working group develops increasingly robust data with respect to the Company’s utilization of carbon producing substances in an effort to continuously reduce the Company’s carbon footprint. In 2019, the Company published a sustainability report identifying the various actions and behaviors the Company adopted in 2018 concerning its commitment to both the environment and the broader topic of social responsibility. The Company has continued to publish a sustainability report (which was renamed the ESG Report in 2022) on an annual basis. In November 2023, the Company published its 2023 ESG Report, detailing the Company’s efforts to address its environmental impact and uphold its social responsibilities in 2023. See Item 1A, Risk Factors – The effects of climate change could harm the Company’s business, for more information on the potential significance of climate change legislation. See also Note 18 in the Notes to the Consolidated Financial Statements for financial information about geographic areas.

Available Information

The Company files or furnishes all required reports with the SEC. The Company is an electronic filer and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing website is http://www.sec.gov. The Company also makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The website address for Waters Corporation is http://www.waters.com and SEC filings can be found under the caption “Investors”. The Company is providing its website address solely for the information of investors. The Company does not intend the address to be an active link or to otherwise incorporate the contents of the website, including any reports that are noted in this annual report on Form 10-K (this “Annual Report”) as being posted on the website, into this Annual Report. Investors and others should note that we may announce material information to our investors using our investor relations website (ir.waters.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our Company, our business and other issues. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time.

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

•

current global economic, sovereign and political conditions and uncertainties, including the effect of new or proposed tariff or trade regulations, changes in inflation and interest rates, the impacts and costs of war, in particular as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East, and the possibility of further escalation resulting in new geopolitical and regulatory instability and the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers;

•	the Company’s ability to access capital, maintain liquidity and service the Company’s debt in volatile market conditions;

•	risks related to the effects of any pandemic on our business, financial condition, results of operations and prospects;

•

changes in timing and demand for the Company’s products among the Company’s customers and various market sectors, particularly as a result of fluctuations in their expenditures or ability to obtain funding;

•	the ability to realize the expected benefits related to the Company’s various cost-saving initiatives, including workforce reductions and organizational restructurings;

•	the introduction of competing products by other companies and loss of market share, as well as pressures on prices from competitors and/or customers;

•	changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors;

•	regulatory, economic and competitive obstacles to new product introductions, lack of acceptance of new products and inability to grow organically through innovation;

•	rapidly changing technology and product obsolescence;

•

risks associated with previous or future acquisitions, strategic investments, joint ventures and divestitures, including risks associated with achieving the anticipated financial results and operational synergies; contingent purchase price payments; and expansion of our business into new or developing markets;

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

•

the impact and costs of changes in statutory or contractual tax rates in jurisdictions in which the Company operates as well as shifts in taxable income among jurisdictions with different effective tax rates, the outcome of ongoing and future tax examinations and changes in legislation affecting the Company’s effective tax rate;

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

•	risks associated with litigation and other legal and regulatory proceedings; and

•	the impact and costs incurred from changes in accounting principles and practices.

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

Approximately 69% and 70% of the Company’s net sales in 2023 and 2022, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the U.K., as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the political, regulatory and economic environment, in particular, uncertainty regarding possible changes to foreign and domestic trade policy; the effect of the U.K.’s exit from the European Union as well as the financial difficulties and debt burden experienced by a number of European countries; impact and costs of terrorism or war, in particular as a result of the ongoing conflict between Russia and Ukraine and in the Middle East, and the possibility of further escalation resulting in new geopolitical and regulatory instability; the instability and possible dissolution of the euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; trade protection measures including embargoes, sanctions and tariffs; differing tax laws and changes in those laws; restrictions on investments and/or limitations regarding foreign ownership; nationalization of private enterprises which may result in the confiscation of assets; credit risk and uncertainties regarding the collectability of accounts receivable; the impact of global health pandemics and epidemics, such as COVID-19; changes in inflation and interest rates; instability in the global banking industry; rising energy prices and potential energy shortages; difficulties in protecting intellectual property; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.

In 2023, the Company generated $441 million of total net sales from China, down from $565 million in 2022. This significant 22% reduction in sales from China resulted from lower customer demand for our products across all customer classes, driven by various factors. Such factors include a decline in the economic conditions in China, trade tensions and tariffs between the U.S. and China and their impact on our customers’ purchasing decisions, increased competition from local and international competitors in China, the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers and other regulatory and compliance challenges and uncertainties in the Chinese market, all of which had, and may continue to have, an adverse effect on our business and operations in China.

In particular, China’s government continues to play a significant role in regulating industry development by imposing sector-specific policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. The U.S. government has called for substantial changes to foreign trade policy with China and has recently raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on U.S. goods, which may increase our cost of doing business in China. Any further changes in U.S. trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars and increased costs for goods imported into the U.S. and impacting our ability to sell our products in China and other affected countries. Accordingly, our financial position or results of operations can be adversely influenced by political, economic, legal, compliance, social and business conditions in China generally.

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

The Company is a global business that may be adversely affected by changes in global economic conditions such as changes in the rate of inflation (including the cost of raw materials, commodities and supplies) and interest rates. Both our domestic and international markets experience varying degrees of inflationary and interest rate pressures. These changes in global economic conditions may affect the demand for, and supply of, the Company’s products and services. This may result in a decline in sales in the future, increased rate of order cancellations or delays, increased risk of excess or obsolete inventories, longer sales cycles and potential difficulty in collecting sales proceeds. There can be no assurance regarding demand for the Company’s products and services in the future.

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

Public health crises, epidemics or pandemics, such as the COVID-19 pandemic have had, and could in the future have, a negative impact on the Company’s business and operations.

Public health crises, epidemics or pandemics have had, and could in the future have, a negative impact on our business and operations, including Company sales and cash flow. Such public health crises, epidemics and pandemics have the potential to create significant volatility, uncertainty and worldwide economic disruption, resulting in an economic slowdown of potentially extended duration, as seen with the COVID-19 pandemic from 2020 to 2022. The Company’s global operations expose it to risks associated with such public health crises, epidemics and pandemics, which could have an adverse effect on its business, results of operations and financial condition. The degree to which such public health crisis, epidemics or pandemics ultimately affects the Company’s business, results of operations and financial condition is highly uncertain and cannot be predicted.

RISKS RELATED TO OUR BUSINESS

The Company’s financial results are subject to changes in customer demand, which may decrease for a number of reasons, many beyond the Company’s control.

The demand for the Company’s products is dependent upon the size of the markets for its LC, LC-MS, light scattering, thermal analysis, rheometry and calorimetry products; the timing and level of capital spending and expenditures of the Company’s customers; changes in governmental regulations, particularly those affecting drug, food and drinking water testing; funding available to academic, governmental and research institutions; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. The Company typically experiences seasonality in its orders that is reflected as an increase in sales in its fourth quarter as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year-end. However, there can be no assurance that the Company will effectively forecast customer demand and appropriately allocate research and development expenditures to products with high growth and high margin prospects. Additionally, there can be no assurance that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of uncertain global economic conditions.

The analytical instrument market may also, from time to time, experience low sales growth. Approximately 57% and 59% of the Company’s net sales in 2023 and 2022, respectively, were to worldwide pharmaceutical accounts, which are periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

Competitors may introduce more effective or less expensive products than the Company’s, which could result in decreased sales. The competitive landscape may transform as a result of potential changes in ownership, mergers and continued consolidations among the Company’s competitors, which could harm the Company’s business.

The analytical instrument market, and, in particular, the portion related to the Company’s HPLC, UPLC, LC-MS, light scattering, thermal analysis, rheometry and calorimetry product lines, is highly competitive. The Company encounters competition from several international instrument suppliers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are generally more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. Over the years, some competitors have merged with other competitors for various reasons, including increasing product line offerings, improving market share and reducing costs. There can be no assurance that the Company’s competitors will not introduce new, disruptive technologies that displace the Company’s existing technologies or more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurance that the Company’s sales and marketing forces will compete successfully against the Company’s competitors in the future.

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

In the normal course of business, the Company may engage in discussions with third parties relating to possible acquisitions, strategic investments, joint ventures and divestitures. The Company may pursue transactions that complement or augment its existing products and services, such as the Wyatt acquisition that was completed in May 2023. Such transactions involve numerous risks, including difficulties in integrating the acquired operations, technologies and products; diversion of management’s attention from other business concerns; inability to predict financial results; potential departures of key employees of the acquired company; and difficulties in effectively transferring divested businesses and liabilities. If the Company successfully identifies acquisitions in the future, completing such acquisitions may result in new issuances of the Company’s stock that may be dilutive to current owners; increases in the Company’s debt and contingent liabilities; and additional amortization expense related to intangible assets. For example, the Company financed the Wyatt acquisition, in part, through borrowings under its revolving credit facility, resulting in a significant increase in the Company’s outstanding debt. Acquired businesses may also expose the Company to new risks and new markets, and the Company may have difficulty addressing these risks in a cost-effective and timely manner. Any of these transaction-related risks could have a material adverse effect on the Company’s profitability. In addition, the Company may not be able to identify, successfully complete, or integrate potential acquisitions in the future. Even if the Company can do so, it cannot be sure that these acquisitions will have a positive impact on the Company’s business or operating results.

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

The Company manufactures LC instruments at facilities in Milford, Massachusetts and through a subcontractor in Singapore; precision chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Wilmslow, England, Solihull, England and Wexford, Ireland; thermal analysis and rheometry products at its facilities in New Castle, Delaware; and other instruments and consumables at various other locations as a result of the Company’s acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility, power interruptions, cybersecurity incidents, weather events or natural disasters (including the potential impacts of climate change) or other reasons, could harm our customer relationships, impede our ability to generate sales and have a material adverse effect on the Company’s results of operations or financial condition.

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

The Company also depends in part on its trademarks and the strength of its proprietary brands, which the Company considers important to its business. The Company’s inability to protect or preserve the value of its intellectual property rights for any reason, including the Company’s inability to successfully defend against counterfeit, knock-offs, grey-market, infringing or otherwise unauthorized products, could damage the Company’s brand and reputation and harm its business.

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

Governments in the jurisdictions in which the Company operates implement changes to tax laws and regulations from time to time. From 2024, various foreign jurisdictions are beginning to implement aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These new tax laws and regulations, and any changes in corporate income tax rates or regulations regarding transfer pricing or repatriation of dividends or capital, as well as changes in the interpretation of existing tax laws and regulations, could adversely affect the Company’s cash flow and lead to increases in its overall tax burden, which would negatively affect the Company’s profitability. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

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

As of December 31, 2023, the net carrying value of the Company’s goodwill and other intangible assets totaled approximately $1.9 billion. The Wyatt acquisition significantly increased the carrying value of the Company’s goodwill and other intangible assets, which could lead to potential impairments if Wyatt’s financial results are significantly less than anticipated in the future. In accordance with generally accepted accounting principles, the Company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to the Company’s business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines or increases in associated discount rates can impair the Company’s goodwill and other intangible assets. Any charges relating to such impairments adversely affect the Company’s financial statements in the periods recognized.

RISKS RELATED TO HUMAN CAPITAL MANAGEMENT

We may not be able to attract and retain qualified employees.

Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees. A number of such competitors for talent are significantly larger than us and are able to offer compensation in excess of what we are able to offer. Additionally, macroeconomic conditions, including wage inflation, could have a material impact on our ability to attract and retain talent, our turnover rate and the cost of operating our business. In July 2023, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction that impacted approximately 5% of the Company’s employees. These workforce reductions may not have the desired impact on our cost-saving initiatives, as they could adversely affect our productivity, morale, customer relationships, product quality, innovation capabilities and ability to execute our strategic plans. Moreover, these workforce reductions could expose us to potential litigation, severance costs, reputational damage and loss of key personnel. If we are unable to manage the effects of these workforce reductions or achieve the expected benefits from them, our business, financial condition and results of operations could be materially and adversely affected. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.

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

RISKS RELATED TO CYBERSECURITY

Disruption, cyber-attack or unforeseen problems with the security, maintenance or upgrade of the Company’s information and web-based systems could have an adverse effect on the Company’s business strategy, results of operations and financial condition.

The Company relies on its technology infrastructure and that of its third-party partners, including its software and banking partners, among other functions, to interact with suppliers, sell products and services, fulfill contract obligations, ship products, collect and make electronic wire and check based payments and otherwise conduct business. The Company’s technology infrastructure and that of its third-party partners has been, and may in the future be, vulnerable to damage or interruption from, but not limited to, natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, ransomware, unauthorized access to customer or employee data, unauthorized access to and funds transfers from Company bank accounts and other attempts to harm the Company’s systems. In the event of such an incident, the Company has in the past, and may in the future, suffer interruptions in service, loss of assets or data or reduced functionality. The Company attempts to mitigate cybersecurity risks by employing a number of proactive measures, including mandatory ongoing employee training and awareness, technical security controls, enhanced data protection and maintenance of backup and protective systems. Despite these mitigation measures, the Company’s systems and those of its partners remain potentially vulnerable to cybersecurity threats, any of which could have a material adverse effect on the Company’s business. To date, cybersecurity incidents have not resulted in a material adverse impact to the Company’s business strategy, results of operations, or financial condition, but future incidents could have such an impact. Additionally, the Company must maintain and periodically upgrade its information and web-based systems, which has caused and will in the future cause temporary interruptions to its technology infrastructure. Any prolonged disruption to the Company’s technology infrastructure, at any of its facilities, could have a material adverse effect on the Company’s business strategy, results of operations or financial condition. While the Company maintains cyber insurance, this insurance may not, however, be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of its systems.

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

The Company is in the business of designing, manufacturing, selling and servicing analytical instruments to life science, pharmaceutical, biochemical, industrial, nutritional safety and environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications, and the Company is also a developer and supplier of software and software-based products that support instrument systems. Many of the Company’s customers are in highly regulated industries. While the Company has invested time and resources implementing measures designed to protect the integrity and security of its technology infrastructure, research and development processes, manufacturing operations, products and services, and the internal and external data managed by the Company, there is a risk these measures will be defeated or compromised or that they are otherwise insufficient to protect against existing or emerging threats. The Company also has acquired companies, products, services and technologies over time and may face inherent risk when integrating these acquisitions into the Company. In addition, at times, the Company faces attempts by third parties to defeat its security measures or exploit vulnerabilities in its systems. These risks will increase as the Company continues to grow and expand geographically, and its systems, products and services become increasingly digital and sensor-and web-based.

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

The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which require disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2022, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2023 supply chain, and the Company plans to file its 2023 Form SD with the SEC in May 2024. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

The Company may be harmed by improper conduct of any of our employees, agents or business partners.

We cannot provide assurance that our internal controls and compliance systems will always protect the Company from acts committed by employees, agents or business partners that would violate domestic and international laws, including laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the FCPA, the U.K. Bribery Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements. In addition, any allegations of issues resulting from the misuse of our products could, even if untrue, adversely affect our reputation and our customers’ willingness to purchase products from us. Any such allegations could cause us to lose customers and divert our resources from other tasks, which could materially and adversely affect our business and operating results.

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

Customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, energy and water use, plastic waste and other sustainability concerns. Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Changing customer and consumer preferences or increased regulatory requirements may result in increased demands or requirements regarding plastics and packaging materials, including single-use and non-recyclable plastic products and packaging, other components of our products and their environmental impact on sustainability, or increased customer and consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain of our products. Complying with these demands or requirements could cause us and companies in our supply chain to incur additional manufacturing, operating or product development costs.

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

The Company had $2.4 billion in debt and $396 million in cash, cash equivalents and investments as of December 31, 2023. As of December 31, 2023, the Company also had the ability to borrow an additional $0.9 billion from its existing, committed credit facility. All but a small portion of the Company’s debt was in the U.S. There is a substantial cash requirement in the United States to fund operations and capital expenditures, service debt interest obligations, finance potential United States acquisitions and continue authorized stock repurchase programs. As such, the Company’s financial condition and results of operations could be adversely impacted if the Company is unable to generate and maintain a sufficient level of cash flow to address these requirements through (1) cash from operations, (2) the Company’s ability to access its existing cash and revolving credit facility, (3) the ability to expand the Company’s borrowing capacity and (4) other sources of capital obtained at an acceptable cost.

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

Item 1B: Unresolved Staff Comments

None.

Item 1C: Cybersecurity

We maintain a robust system of data protection and cybersecurity resources, technology and processes. We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements. We make strategic investments to address these risks and legal and compliance requirements to keep Company, customer and employee data secure. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate these risks on a periodic basis. We also perform annual and ongoing cybersecurity training and awareness for our employees.

We have a longstanding information security risk management framework structured according to the National Institute of Standards and Technology Cybersecurity Framework, industry best practices, privacy legislation, and other global and local standards and regulations. This risk management framework is under the specific oversight of the Company’s Vice President and Chief Information Officer (the “CIO”) and includes a defense-in-depth approach with multiple layers of security controls, including network segmentation, security monitoring, endpoint protection, and identity and access management, as well as data protection best practices and data loss prevention controls. Our Audit and Finance Committee is updated on the overall performance of our information security risk management framework on an annual basis by the CIO.

Our cybersecurity awareness program includes regular phishing simulations, annual general cybersecurity awareness, and data protection modules, as well as more contextual and personalized modules for targeted users and roles. We also perform simulations and drills at both a technical and leadership level at least annually. We incorporate external expertise and guidance in all aspects of our cybersecurity program. We complete annual internal security audits and vulnerability assessments of the Company’s information systems and related controls, including systems affecting personal data. In addition, we leverage cybersecurity specialists to complete annual external audits and objective assessments of our cybersecurity program and practices, including our data protection practices, as well as to conduct targeted attack simulations. We continually enhance our information security capabilities in order to protect against emerging threats, while also increasing our ability to detect and respond to cyber incidents and maximize our resilience to recover from potential cyber-attacks. We have a robust incident response plan in place that provides a documented playbook for responding to cybersecurity incidents and facilitates coordination across multiple parts of our Company. Additionally, we have purchased network security and cyber liability insurance in order to provide a level of financial protection, should a data breach occur.

Despite the existence of mitigation measures, the Company’s systems and those of its partners remain potentially vulnerable to cybersecurity threats, any of which could have a material adverse effect on the Company’s business. To date, cybersecurity incidents have not resulted in a material adverse impact to the Company’s business strategy, results of operations and financial condition, but future incidents could have such an impact. See Item 1A, Risk Factors - Risks Related to Cybersecurity.

The Board of Directors oversees the Company’s information security risk management framework that seeks to identify new risks, develop and implement risk mitigation plans, and monitor the results affecting the Company’s business and operations on an ongoing basis. The CIO manages this framework, in collaboration with the Company’s businesses and functions. The CIO presents updates to the Audit and Finance Committee at least annually and, as necessary, to the full Board of Directors. These reports include detailed updates on the Company’s performance preparing for, preventing, detecting, responding to and recovering from cyber incidents. The CIO also promptly informs and updates the Board of Directors about any information security incidents that may pose significant risk to the Company. The Company’s program is periodically evaluated by external experts, and the results of those reviews are reported to the Audit and Finance Committee and the Board of Directors. Together with management, the Audit and Finance Committee reviews the Company’s risk assessment and risk management practices and discusses major cybersecurity risk exposures as well as steps taken by management to monitor and control such exposures.

The Company’s Vice President and Chief Information Officer has over 24 years of business experience managing risks from cybersecurity threats/developing and implementing cybersecurity policies and procedures, as well as several relevant certifications.

Item 2: Properties

Waters Corporation operates 21 United States facilities and 71 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations (1)

Location	Function (2)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Cambridge, MA	R, S	Leased
Eden Prairie, MN	M, R, S, D, A	Leased
Nixa, MO	M, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Santa Barbara, CA	M, R, S, D, A	Leased
Beijing, China	S, A	Leased
Shanghai, China	R, S, A	Leased
Solihull, England	M, A	Owned
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Hüllhorst, Germany	M, R, S, D, A	Owned
Wexford, Ireland	M, R, D, A	Owned
Bangalore, India	M, R, S, D, A	Owned/Leased
Etten-Leur, Netherlands	S, D, A	Owned
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	The Company operates more than one primary facility within certain states and foreign countries.
(2)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 10 field offices in the United States and 58 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (3)

United States	International

Costa Mesa, CA	Australia	Hong Kong	People’s Republic of China
Pleasanton, CA	Austria	India	Portugal
Wood Dale, IL	Belgium	Ireland	Poland
Carmel, IN	Brazil	Israel	Puerto Rico
Woburn, MA	Canada	Italy	Spain
Columbia, MD	Czech Republic	Japan	Sweden
Morrisville, NC	Denmark	Korea	Switzerland
Parsippany, NJ	Finland	Malaysia	Taiwan
Plymouth Meeting, PA	France	Mexico	United Arab Emirates
Bellaire, TX	Germany	Netherlands	United Kingdom
	Hungary	Norway

(3)	The Company operates more than one field office within certain states and foreign countries.

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

The Company’s common stock is registered under the Exchange Act and is listed on the New York Stock Exchange under the symbol “WAT”. As of February 23, 2024, the Company had 69 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of the Board of Directors and will depend on restrictions and other factors the Board of Directors may deem relevant. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2023, 2022 and 2021.

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

The following graph compares the cumulative total return on $100 invested as of December 31, 2018 (the last day of public trading of the Company’s common stock in fiscal year 2018) through December 31, 2023 (the last day of public trading of the common stock in fiscal year 2023) in the Company’s common stock, the NYSE Market Index, the SIC Code 3826 Index and the S&P 500 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2018

AMONG WATERS CORPORATION, NYSE MARKET INDEX, SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS AND S&P 500 INDEX

	2018	2019	2020	2021	2022	2023
WATERS CORPORATION	100.00	123.85	131.15	197.51	181.60	174.52
NYSE MARKET INDEX	100.00	125.51	134.28	162.04	146.89	167.12
SIC CODE INDEX	100.00	124.58	165.82	209.38	140.93	125.60
S&P 500 INDEX	100.00	131.49	155.68	200.37	164.08	207.21

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2023 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
October 1, 2023 to October 28, 2023	—	$—	—	$961,207
October 29, 2023 to November 25, 2023	—	$—	—	$961,207
November 26, 2023 to December 31, 2023	2	$317.00	—	$961,207

Total	2	$317.00	—	$961,207

(1)	The Company repurchased approximately one thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock during the three months ended December 31, 2023.
(2)

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This program replaced the remaining amounts available under the pre-existing authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it shall now expire on January 21, 2024 and increased the total authorization to $4.8 billion, an increase of $750 million. In December 2023, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2025. The Company’s remaining authorization is $1.0 billion. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

Item 6: Reserved

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company has two operating segments: Waters and TA. Waters products and services primarily consist of high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC” and, together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and precision chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, biochemical, industrial, nutritional safety, environmental, academic and government customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products. Operations of the recently acquired Wyatt business are part of the Waters operating segment.

Wyatt Acquisition

On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition will expand Waters portfolio and increase exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its revolving credit facility. The Company’s financial results for the year ended December 31, 2023 include the financial results of the Wyatt acquisition from the acquisition date.

Financial Overview

The Company’s operating results are as follows for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands, except per share data):

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenues:
Product sales	$1,903,050	$1,988,169	$1,822,070	(4%)	9%
Service sales	1,053,366	983,787	963,804	7%	2%

Total net sales	2,956,416	2,971,956	2,785,874	(1%)	7%
Costs and operating expenses:
Cost of sales	1,195,223	1,248,182	1,156,533	(4%)	8%
Selling and administrative expenses	736,014	658,026	626,968	12%	5%
Research and development expenses	174,945	176,190	168,358	(1%)	5%
Purchased intangibles amortization	32,558	6,366	7,143	411%	(11%)
Acquired in-process research and development	—	9,797	—	* *	* *
Litigation provision	—	—	5,165	—	* *

Operating income	817,676	873,395	821,707	(6%)	6%
Operating income as a % of sales	27.7%	29.4%	29.5%
Other income, net	807	2,228	17,203	(64%)	(87%)
Interest expense, net	(82,240)	(37,777)	(32,717)	118%	15%

Income before income taxes	736,243	837,846	806,193	(12%)	4%
Provision for income taxes	94,009	130,091	113,350	(28%)	15%

Net income	$642,234	$707,755	$692,843	(9%)	2%

Net income per diluted common share	$10.84	$11.73	$11.17	(8%)	5%

**	Percentage not meaningful

The Company’s net sales decreased 1% in 2023 as compared to 2022 and increased 7% in 2022 as compared to 2021. The Company’s sales in 2023 were negatively impacted by a 22% reduction of sales in China due to lower customer demand for our products. The sales growth in 2022 was driven by strong customer demand across most major geographies, end markets and product categories. Excluding China, the Company’s sales growth increased 5% and 6% in 2023 and 2022, respectively. Foreign currency translation decreased sales growth by 1% and 5% in 2023 and 2022, respectively. The Wyatt acquisition increased sales growth by 3% in 2023.

Instrument system sales decreased 7% in 2023 as compared to 2022 and increased 11% in 2022 as compared to 2021. In 2023, the decrease in instrument system sales resulted from weaker customer demand in China, which was partially offset by sales growth in the U.S. and Europe. Excluding China, the Company’s instrument system sales grew 1%. In addition, Wyatt’s instrument system sales added 4% to the Company’s instrument system sales growth. In 2022, the increase was driven by the broad-based increase in customer demand across all existing and newly introduced LC, LC-MS, and Thermal Analysis instrument system sales. Foreign currency translation decreased instrument system sales growth by 1% and 5% in 2023 and 2022, respectively.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 6% and 3% in 2023 and 2022, respectively. Recurring revenues were negatively impacted by foreign currency translation in 2023 and 2022, which decreased sales by 1% and 6%, respectively.

Operating income was $818 million in 2023, a decrease of 6% as compared to 2022. This decrease in operating income was primarily due to higher salary expenses related to merit compensation, $26 million in severance-related costs associated with a workforce reduction and costs related to the Wyatt acquisition, including $13 million in due diligence costs, $27 million of intangible asset amortization and $19 million of costs associated with retention agreements. The negative effect of foreign currency translation lowered operating income by approximately $23 million during 2023.

In July 2023, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction that impacted approximately 5% of the Company’s employees. The Company incurred approximately $26 million of severance-related costs and paid approximately $19 million of severance-related costs in 2023, with the remaining costs to be paid in the first half of 2024. The Company estimates that the savings from this reduction in workforce will be approximately $48 million on an annual basis.

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

Operating income as a percentage of sales was 27.7%, 29.4% and 29.5% in 2023, 2022 and 2021, respectively.

The Company’s effective tax rates were 12.8%, 15.5% and 14.1% for 2023, 2022 and 2021, respectively. Net income per diluted share was $10.84, $11.73 and $11.17 in 2023, 2022 and 2021, respectively.

The Company generated $603 million, $612 million and $747 million of net cash flows provided by operating activities in 2023, 2022 and 2021, respectively. The decrease in 2023 operating cash flow was primarily a result of lower sales volumes, higher income tax payments and higher incentive compensation payments in 2023 as compared to 2022.

Net cash used in investing activities included $1.3 billion for the Wyatt acquisition in 2023 and capital expenditures related to property, plant, equipment and software capitalization of $161 million, $176 million and

$161 million in 2023, 2022 and 2021, respectively. The cash flows used in investing activities in 2023, 2022 and 2021 included $16 million, $32 million, and $49 million, respectively, of capital expenditures related to the major expansion of the Company’s precision chemistry consumable operations in the United States.

During 2023, the Company funded the Wyatt acquisition with a combination of cash on hand and borrowings under its revolving credit facility. The Company’s outstanding debt on December 31, 2023 was $2.4 billion, a change of $0.8 billion from December 31, 2022, which resulted in the Company’s interest expense in 2023 increasing by $50 million to $99 million.

On March 3, 2023, the Company entered into an agreement to amend the credit agreement governing its revolving credit facility (the “2023 Amendment”). The 2023 Amendment increases the borrowing capacity by $200 million to an aggregate total borrowing capacity of $2.0 billion.

In December 2023, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2025. The Company’s remaining authorization is $1.0 billion. During the years ended December 31, 2023, 2022 and 2021, the Company repurchased $58 million, $616 million and $640 million of the Company’s outstanding common stock, respectively, under the share repurchase programs. While the Company believes that it has the financial flexibility to fund these share repurchases, as well as to invest in research, technology and business acquisitions, given current cash levels and debt borrowing capacity, it has temporarily suspended its share repurchases due to its acquisition of Wyatt in the second quarter of 2023.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net Sales:
Asia:
China	$440,707	$565,143	$521,128	(22%)	8%
Japan	167,202	167,220	182,597	—	(8%)
Asia Other	399,916	399,380	372,040	—	7%

Total Asia	1,007,825	1,131,743	1,075,765	(11%)	5%
Americas:
United States	927,982	886,140	774,014	5%	14%
Americas Other	180,591	169,495	151,206	7%	12%

Total Americas	1,108,573	1,055,635	925,220	5%	14%
Europe	840,018	784,578	784,889	7%	—

Total net sales	$2,956,416	$2,971,956	$2,785,874	(1%)	7%

In 2023, sales decreased 1% as compared to 2022, primarily as a result of a 22% decrease in China sales during 2023, which was partially offset by broad-based sales growth across most other major regions. The decline in China sales was primarily driven by lower demand for our instrument systems and chemistry products resulting from increased government regulations and lower spending by our customers due to weak economic conditions in China. Excluding China, the Company’s sales increased 5% and 6% in 2023 and 2022, respectively. Foreign currency translation decreased sales growth by 1% and 5% in 2023 and 2022, respectively.

In 2023, sales increased 5% in the U.S. and 7% in Europe, while decreasing 11% in Asia, with the effect of foreign currency translation increasing sales growth in Europe by 2% and decreasing sales growth in Asia by 4%, which includes a 9% decrease in sales in Japan resulting from foreign currency translation. Wyatt’s sales contributed 5% and 3% of sales growth to the U.S. and Europe in 2023, respectively.

The sales growth in 2022 was broad-based across most major regions. Foreign currency translation decreased total sales growth by 5% in 2022 as the U.S. dollar strengthened significantly against all other major currencies. The geographies that were the most negatively impacted by the strengthening of the U.S. dollar in 2022 were Europe and Japan, as the weakening of the euro and Japanese yen lowered sales growth in Europe and Japan by 10% and 17%, respectively. China sales increased 8% in 2022, with foreign currency translation decreasing China sales growth by 2% in 2022. This increase in China sales was driven by strong customer demand for our products and services despite the negative impact that the COVID-19 pandemic had on our business in China in 2022.

Sales by Trade Class

Net sales by customer class are presented below for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Pharmaceutical	$1,696,875	$1,751,665	$1,667,061	(3%)	5%
Industrial	909,003	909,805	829,204	—	10%
Academic and government	350,538	310,486	289,609	13%	7%

Total net sales	$2,956,416	$2,971,956	$2,785,874	(1%)	7%

In 2023, sales to pharmaceutical customers decreased 3%, primarily driven by weakness in customer demand in China, with foreign currency translation decreasing pharmaceutical sales growth by 1% and Wyatt contributing 3% to the Company’s pharmaceutical sales growth. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, were flat in 2023, with foreign currency translation decreasing industrial sales growth by 1% and Wyatt contributing 1% to industrial sales growth. Combined sales to academic and government customers increased 13% in 2023, with foreign currency translation decreasing academic and government sales growth by 1% and Wyatt contributing 4% to academic and government sales growth. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

In 2022, sales to pharmaceutical customers increased 5%, driven by strong growth in most major regions, partially offset by the negative impact from foreign currency translation which decreased pharmaceutical sales by 5%. Combined sales to industrial customers increased 10%, with foreign currency translation decreasing sales growth by 5%. Combined sales to academic and government customers increased 7%, with foreign currency translation decreasing academic and government sales growth by 6%.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,						% change
	2023	% of Total	2022	% of Total	2021	% of Total	2023 vs. 2022	2022 vs. 2021
Waters instrument systems	$1,108,702	43%	$1,210,456	46%	$1,089,248	44%	(8%)	11%
Chemistry consumables	541,469	20%	525,399	20%	507,209	21%	3%	4%

Total Waters product sales	1,650,171	63%	1,735,855	66%	1,596,457	65%	(5%)	9%
Waters service	951,419	37%	890,607	34%	876,626	35%	7%	2%

Total Waters net sales	$2,601,590	100%	$2,626,462	100%	$2,473,083	100%	(1%)	6%

Waters products and service sales decreased 1% and 6% in 2023 and 2022, respectively, with the effect of foreign currency translation decreasing Waters sales growth by 1% and 6% in 2023 and 2022, respectively. The Wyatt acquisition increased Waters products and service sales by approximately 3% in 2023. Waters instrument system sales (LC and MS technology-based) decreased 8% in 2023, primarily driven by weaker customer demand in China. Excluding China, the Company’s instrument system sales were flat as compared to 2022. In addition, Wyatt’s instrument system sales contributed 5% to Waters instrument system sales growth in 2023. Waters chemistry consumables sales were significantly impacted by the lower customer demand in China for our products. Excluding China, the Company’s chemistry sales grew 7% in 2023. This sales growth was primarily due to the continued strong demand in most major geographies, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers, partially offset by the negative impact from foreign currency translation, which decreased chemistry sales growth by 1% in 2023. Waters service sales increased 7% in 2023 due to higher service demand billing, partially offset by the negative impact from foreign currency translation, which decreased service sales growth by 1% in 2023. Wyatt service revenues added 2% to Waters service revenue growth in 2023.

In 2022, Waters products and service sales increased 6%, with foreign currency translation decreasing Waters sales growth by 6%. Waters instrument system sales grew 11%, with foreign currency translation lowering sales growth by 5%. The increase in the Waters instrument system sales can be attributed to strong customer demand for our existing products as well as growing contributions made by recent product introductions. The increase in Waters chemistry consumables sales was primarily due to the strong demand in most major geographies, partially offset by the negative impact from foreign currency translation which decreased sales by 5%. Waters service sales increased due to higher service demand billing, particularly in China and the United States, partially offset by the negative impact from foreign currency translation which decreased by 6%.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,						% change
	2023	% of Total	2022	% of Total	2021	% of Total	2023 vs. 2022	2022 vs. 2021
TA instrument systems	$252,879	71%	$252,314	73%	$225,613	72%	—	12%
TA service	101,947	29%	93,180	27%	87,178	28%	9%	7%

Total TA net sales	354,826	100%	345,494	100%	312,791	100%	3%	10%

TA instrument system and service sales increased 3% and 10% in 2023 and 2022, respectively. Foreign currency translation had minimal impact on sales growth in 2023 and decreased sales growth by 6% in 2022. In

2023, sales growth was broad-based across most major geographies, partially offset by weakness in China and the rest of Asia. These increases were primarily driven by strong customer demand for our thermal analysis instruments and services.

Cost of Sales

Cost of sales decreased 4% in 2023 as compared to 2022, primarily due to the change in sales mix and the lower material and freight costs. In 2022, cost of sales increased 8% as compared to 2021, primarily due to the increase in sales volumes during the year as well as an increase in electronic component and freight inflationary costs.

Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to be neutral to gross profit during 2024.

Selling and Administrative Expenses

Selling and administrative expenses increased 12% and 5% in 2023 and 2022, respectively. The increase in 2023 is primarily driven by severance-related costs in connection with a reduction in workforce, which increased expenses by 4%; the Wyatt acquisition due diligence and integration costs, which increased expenses by 2%; and the Wyatt acquisition-related retention expense, which increased expenses by 3%. These increases were partially offset by lower incentive compensation costs. The increase in selling and administrative expenses in 2022 as compared to 2021 can be attributed to higher salary merit and variable incentive compensation costs due to an increase in the number of employees. The effect of foreign currency translation had minimal impact on selling and administrative expenses in 2023 and decreased expenses by 4% in 2022.

As a percentage of net sales, selling and administrative expenses were 24.9%, 22.1% and 22.5% for 2023, 2022, and 2021, respectively.

Research and Development Expenses

Research and development expenses decreased 1% and increased 5% in 2023 and 2022, respectively. The decrease in research and development expenses in 2023 can be attributed to increases from merit compensation and costs associated with new products and the development of new technology initiatives, being offset by lower incentive compensation costs. The impact of foreign currency exchange decreased expenses by 1% and 3% in 2023 and 2022, respectively.

Purchased Intangibles Amortization

The increase in purchased intangible amortization of $26 million in 2023 can be attributed to the Wyatt acquisition intangible assets.

Acquired In-Process Research & Development

In 2022, the Company completed an asset acquisition in which the CDMS technology assets of Megadalton were acquired for approximately $10 million in total purchase price, of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029.

Other (Expense) Income, net

In 2022, the Company sold equity an equity investment for $10 million in cash and recorded a gain on the sale of approximately $7 million in other income, net on the statement of operations. The Company also incurred $6 million in losses on an equity investment within other income, net on the statement of operations.

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

Interest Expense, net

Net interest expense in 2023 increased $44 million as compared to 2022 due to the additional borrowings by the Company to fund the Wyatt acquisition in 2023. Net interest expense in 2022 increased $5 million as compared to 2021 due to the lower interest income benefit from the lower notional amount of interest rate cross currency swap agreements.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of December 31, 2023. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. Prior to April 1, 2021, the Company had a tax exemption on income arising from qualifying activities in Singapore based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and maintained through March 2021. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income by $16 million, $20 million and $20 million, and increased the Company’s net income per diluted share by $0.27, $0.33 and $0.32 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s effective tax rate for the years ended December 31, 2023, 2022 and 2021 was 12.8%, 15.5% and 14.1%, respectively.

The 2023 effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, an $18 million recognition of a previously unrecognized tax benefit as a result of the completion of a tax examination, a $15 million provision related to the Global Intangible Low-Taxed Income (“GILTI”) tax and a tax benefit of $3 million on stock-based compensation.

The 2022 effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, an $18 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.

The 2021 effective tax rate differed from the U.S. federal statutory tax rate primarily due to the jurisdictional mix of earnings, a $10 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.

Effective starting in 2024, various foreign jurisdictions are beginning to implement aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. The Company does not believe these changes in tax law will have a material impact on the Company’s financial position, results of operations and cash flows in 2024. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$642,234	$707,755	$692,843
Depreciation and amortization	165,905	130,423	131,680
Stock-based compensation	36,868	42,564	29,918
Deferred income taxes	(1,197)	(31,988)	16,633
Observable unrealized gain on investment	—	—	(9,707)
Acquired in-process research and development and other non-cash items	—	10,003	—
Change in accounts receivable	49,179	(137,874)	(62,448)
Change in inventories	(45,443)	(101,902)	(67,250)
Change in accounts payable and other current liabilities	(79,524)	60,984	46,110
Change in deferred revenue and customer advances	10,433	12,862	37,845
Other changes	(175,646)	(81,166)	(68,350)

Net cash provided by operating activities	602,809	611,661	747,274
Net cash used in investing activities	(1,442,265)	(107,967)	(231,630)
Net cash used in financing activities	754,951	(509,633)	(438,275)
Effect of exchange rate changes on cash and cash equivalents	(948)	(14,766)	(12,830)

(Decrease) increase in cash and cash equivalents	$(85,453)	$(20,705)	$64,539

Cash Flow from Operating Activities

Net cash provided by operating activities was $603 million, $612 million and $747 million in 2023, 2022 and 2021, respectively. The decrease in 2023 operating cash flow was primarily a result of lower net income, higher inventory levels, higher income tax payments and higher incentive compensation payments in 2023 as compared to 2022. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, in addition to the changes in net income:

•

The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 78 days at December 31, 2023, 77 days at December 31, 2022 and 66 days at December 31, 2021.

•	The increase in inventory can primarily be attributed to higher material costs as well as an increase in safety stock levels to help mitigate any future supply chain issues.

•	The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	An increase in income tax payments of $83 million as compared to the prior year and the payment of $26 million in Wyatt acquired liabilities.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $1.4 billion, $108 million and $232 million in 2023, 2022 and 2021, respectively. Additions to fixed assets and capitalized software were $161 million, $176 million and $161 million in 2023, 2022 and 2021, respectively. The cash flows from investing activities in 2023, 2022 and 2021 include $16 million, $32 million and $49 million, respectively, of capital expenditures related to the major expansion of the Company’s precision chemistry consumable operations in the United States. The Company has incurred costs of $248 million on this new state-of-the-art facility, which is substantially complete as of December 31, 2023.

During 2023, 2022 and 2021, the Company purchased $2 million, $11 million and $280 million of investments, respectively, while $2 million, $78 million and $218 million of investments matured, respectively, and were used for financing activities described below.

In 2023, the Company completed the acquisition of Wyatt for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition will expand Waters’ portfolio and increase exposure to large molecule applications.

In 2022, the Company paid $5 million for the CDMS technology and intellectual property right asset from Megadalton, and the Company is required to make an additional $4 million of guaranteed payments at various dates in the future through 2029. The total purchase price of approximately $10 million was accounted for as Acquired In-Process Research and Development and expensed as part of costs and operating expenses in the statement of operations in 2023.

There were no business acquisitions in 2022 and 2021.

In 2022, the Company received $10 million in proceeds and made $1 million of investments in certain equity investments. In 2021, the Company made $2 million of investments in certain equity investments.

Cash Flow from Financing Activities

The Company entered into a credit agreement in September 2021 governing the Company’s five-year, $1.8 billion revolving facility that matures in September 2026. On March 3, 2023, in anticipation of closing of the Wyatt acquisition, the Company entered into an agreement to amend the credit agreement governing its revolving credit facility (the “2023 Amendment”). The 2023 Amendment increases the borrowing capacity by $200 million to an aggregate total borrowing capacity of $2.0 billion. As of December 31, 2023, the Company had a total of $2.4 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $1.1 billion in borrowings under its credit agreement. The Company’s net debt borrowings as of December 31, 2023, 2022 and 2021 were $780 million, $60 million and $160 million higher than as of December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2023, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $11 million, $9 million and $15 million in 2023, 2022 and 2021, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $7 million in 2024.

In December 2023, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2025. The Company’s remaining authorization is $1.0 billion. During 2023, 2022 and 2021, the Company repurchased $58 million, $616 million and $640 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $12 million, $11 million and $9 million of common stock related to the vesting of restricted stock units during 2023, 2022 and 2021, respectively.

The Company received $30 million, $43 million and $56 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during 2023, 2022 and 2021, respectively.

The Company had cash, cash equivalents and investments of $396 million as of December 31, 2023. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $321 million held by foreign subsidiaries at December 31, 2023, of which $233 million was held in currencies other than U.S. dollars.

As of December 31, 2023, the Company’s material cash requirements include the following contractual and other obligations:

Long-term debt. As of December 31, 2023, the Company had $2.4 billion of cash requirements for the principal on long-term debt that will mature and be paid as follows: $50 million in 2024; $1.5 billion in 2026; $50 million in 2028; $300 million in 2029; $50 million in 2030 and $400 million in 2031.

Interest on Senior Unsecured Notes. As of December 31, 2023, the Company had $189 million of cash requirements for the interest on senior unsecured notes that is to be paid as follows: $39 million in 2024; $38 million in 2025; $32 million in 2026; $25 million in 2027; $23 million in 2028; $20 million in 2029; $10 million in 2030; and $2 million in 2031. See also Note 9 in the Notes to the Consolidated Financial Statements for financial information about interest payable.

2017 Tax Act liabilities. As a result of the 2017 Tax Act, the Company incurred a Transition Toll Tax, that would be paid over an eight-year period, starting in 2018, and will not accrue interest. As of December 31, 2023, the Company had a remaining cash requirement of $216 million of which $96 million and $120 million will be paid in 2024 and 2025, respectively. See also Note 10 in the Notes to the Consolidated Financial Statements for financial information about tax liabilities.

Operating Leases. The Company’s cash requirements for future lease payments were approximately $93 million as of December 31, 2023. See also Note 12 in the Notes to the Consolidated Financial Statements for financial information about lease liabilities.

Long-term Software Contract Commitments. For contracts the Company is committed to that are not cancelable without penalties. The Company’s contractual obligation with these vendors was approximately $22 million as of December 31, 2023.

Wyatt Retention Agreements. In conjunction with the Wyatt acquisition, the Company entered into retention agreements with certain employees, in which the Company agreed to pay a total of $40 million by the end of the second anniversary of the acquisition date provided the employees remain employed over that period of time.

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

The Company’s deferred revenue liabilities at December 31, 2023 of $324 million on the consolidated balance sheets consist of instrument service contract obligations and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.

Loss Provision on Inventory

The Company values all of its inventories at the lower of cost or net realizable value on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2023 was recorded at its net realizable value of $516 million, which is net of write-downs of $41 million.

Long-Lived Assets, Intangible Assets and Goodwill

Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we must make assumptions regarding the estimated future cash flows, including forecasted revenue growth and the discount rate to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. We have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, we compare the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company performs an annual goodwill impairment assessment for its reporting units as of December 31 each year. The Company has two reporting units: Waters and TA. Goodwill is allocated to the reporting units at the time of acquisition.

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

Goodwill totaled $1.3 billion and $430 million as of December 31, 2023 and 2022, respectively. Net intangible assets and long-lived assets amounted to $629 million and $639 million, as of December 31, 2023, respectively, and $227 million and $582 million as of December 31, 2022, respectively.

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

Uncertain Tax Positions

The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company classified interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. At December 31, 2023, the Company had unrecognized tax benefits, excluding interest and penalties, of $14 million, which represents a decrease of $15 million resulting, primarily, from the completion of a tax examination in 2023. This decrease reduced the income tax expense in the statement of operations and did not impact cash flows.

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

The effect of applying these concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income by $16 million, $20 million and $20 million and increased the Company’s net income per diluted share by $0.27, $0.33 and $0.32 for the years ended December 31, 2023, 2022 and 2021, respectively.

Business Combinations and Asset Acquisitions

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in our recent acquisition of Wyatt, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets.

In our recent acquisition of Wyatt, customer relationship intangible assets have been the most significant identifiable assets acquired. The customer relationships were valued using the multi-period excess earnings method under the income approach. Our cash flow projections for the customer relationships acquired included significant judgments and assumptions related to customer attrition rate, discount rate, and forecasted revenues. The value of the client relationships acquired was $331 million in fiscal year 2023, the majority of which relates to US customer relationships.

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

Cash Flow Hedges

The Company’s Credit Facility is a variable borrowing and has interest payments based on a contractually specified interest rate index. The contractually specified index on the Credit Facility is the 3-month Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company enters into interest rate swaps that will effectively lock-in the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to earnings in the period that the underlying transaction impacts consolidated earnings. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive loss will be reclassified to earnings in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the year ended December 31, 2023, the Company did not have any cash flow hedges that were deemed ineffective.

Interest Rate Cross-Currency Swap Agreements

As of December 31, 2023, the Company had three-year interest rate cross-currency swap derivative agreements with a notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive income in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges are included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2023		December 31, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$24,155	$183	$42,047	$231
Other current liabilities	$16,000	$207	$13,450	$98
Interest rate cross-currency swap agreements:
Other assets	$220,000	$4,835	$400,000	$19,163
Other liabilities	$405,000	$13,384	$185,000	$4,783
Accumulated other comprehensive (loss) income		$(7,975)		$10,026
Interest rate swap cash flow hedges:
Other liabilities	$100,000	$2,974	$—	$—
Accumulated other comprehensive (loss) income		$(2,974)		$—

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, and interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial Statement Classification	Year Ended December 31,
		2023	2022	2021
Foreign currency exchange contracts:
Realized gains (losses) on closed contracts	Cost of sales	$224	$(3,855)	$(1,973)
Unrealized losses on open contracts	Cost of sales	(156)	(176)	(343)

Cumulative net pre-tax gains (losses)	Cost of sales	$68	$(4,031)	$(2,316)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$10,974	$8,872	$11,084
Unrealized (losses) gains on open contracts	Accumulated other comprehensive loss	$(18,001)	$25,969	$29,052
Interest rate swap cash flow hedges:
Interest earned	Interest income	$326	$—	$—
Unrealized losses on open contracts	Accumulated other comprehensive loss	$(2,974)	$—	$—

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of December 31, 2023 would increase pre-tax earnings by approximately $5 million. Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of December 31, 2023 would increase by approximately $1 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity. The related impact on interest income would not have a material effect on pre-tax earnings.

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bill money market funds and commercial paper. As of December 31, 2023, the carrying value of the Company’s cash and cash equivalents approximated fair value.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of December 31, 2023, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2023 and 2022, $321 million out of $396 million and $472 million out of $481 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $233 million out of $396 million and $336 million out of $481 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of December 31, 2023 would decrease by approximately $23 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2023.
We excluded Wyatt Technology, LLC, and its three operating subsidiaries, (Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd) (collectively “Wyatt”) from our assessment of internal control over financial reporting as of December 31, 2023, because Wyatt was acquired by the Company in a purchase business combination during 2023. The total assets and total revenues of Wyatt represent 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Waters Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Waters Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control—Integrated Framework
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Wyatt Technology, LLC, and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France, and Wyatt Technology UK Ltd (collectively Wyatt) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Wyatt from our audit of internal control over financial reporting. Wyatt is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Product Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company recognizes revenue on product sales at the time control of the product transfers to the customer. Certain of the Company’s customers have terms where control of the product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery. Product sales totaled $1.9 billion for the year ended December 31, 2023.
The principal consideration for our determination that performing procedures relating to product revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s product revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to product revenue recognition. These procedures also included, among others, (i) evaluating the recognition of revenue for a sample of transactions by obtaining and inspecting source documents, such as invoices, customer purchase orders, and shipping documents, and (ii) obtaining and inspecting evidence of remittance of cash payment from customers, as applicable, related to product revenue.

Acquisition of Wyatt Technology, LLC—Valuation of U.S. Customer Relationships
As described in Notes 1, 2 and 7 to the consolidated financial statements, on May 16, 2023, the Company completed the Wyatt acquisition for a total purchase price of $1.3 billion. Management allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. As disclosed by management, of the $330.6 million of customer relationships recorded in connection with the acquisition, a majority relates to U.S. customer relationships. The customer relationships were valued using the multi-period excess earnings method under the income approach. Management’s cash flow projections for the customer relationships acquired included significant judgments and assumptions related to customer attrition rate, discount rate, and forecasted revenues.
The principal considerations for our determination that performing procedures relating to the valuation of U.S. customer relationships acquired in the acquisition of Wyatt Technology, LLC is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the U.S. customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the customer attrition rate, discount rate, and forecasted revenues, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the U.S. customer relationships acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the U.S. customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the customer attrition rate, discount rate, and forecasted revenues. Evaluating the reasonableness of the significant assumptions used by management related to the customer attrition rate, discount rate and forecasted revenues involved considering (i) the current and past performance of the Wyatt business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method under the income approach and (ii) the reasonableness of the customer attrition, discount rate, and forecasted revenue assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2024
We have served as the Company’s auditor since 1994.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$395,076	$480,529
Investments	898	862
Accounts receivable, net	702,168	722,892
Inventories	516,236	455,710
Other current assets	138,489	103,910

Total current assets	1,752,867	1,763,903
Property, plant and equipment, net	639,073	582,217
Intangible assets, net	629,187	227,399
Goodwill	1,305,446	430,328
Operating lease assets	84,591	86,506
Other assets	215,690	191,100

Total assets	$4,626,854	$3,281,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$50,000	$50,000
Accounts payable	84,705	93,302
Accrued employee compensation	69,391	103,300
Deferred revenue and customer advances	256,675	227,908
Current operating lease liabilities	27,825	26,429
Accrued income taxes	120,257	132,545
Accrued warranty	12,050	11,949
Other current liabilities	168,677	140,304

Total current liabilities	789,580	785,737
Long-term liabilities:
Long-term debt	2,305,513	1,524,878
Long-term portion of retirement benefits	47,559	38,203
Long-term income tax liabilities	137,123	248,496
Long-term operating lease liabilities	58,926	62,108
Other long-term liabilities	137,812	117,543

Total long-term liabilities	2,686,933	1,991,228

Total liabilities	3,476,513	2,776,965
Commitments and contingencies (Notes 9, 10, 11, 12, 13 and 17 )
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,709 and 162,425 shares issued, 59,176 and 59,104 shares outstanding at December 31, 2023 and December 31, 2022, respectively	1,627	1,624
Additional paid-in capital	2,266,265	2,199,824
Retained earnings	9,150,821	8,508,587
Treasury stock, at cost, 103,533 and 103,321 shares at December 31, 2023 and December 31, 2022, respectively	(10,134,252)	(10,063,975)
Accumulated other comprehensive loss	(134,120)	(141,572)

Total stockholders’ equity	1,150,341	504,488

Total liabilities and stockholders’ equity	$4,626,854	$3,281,453

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Revenues:
Product sales	$1,903,050	$1,988,169	$1,822,070
Service sales	1,053,366	983,787	963,804

Total net sales	2,956,416	2,971,956	2,785,874
Costs and operating expenses:
Cost of product sales	766,374	836,209	752,514
Cost of service sales	428,849	411,973	404,019
Selling and administrative expenses	736,014	658,026	626,968
Research and development expenses	174,945	176,190	168,358
Purchased intangibles amortization	32,558	6,366	7,143
Litigation provision	—	—	5,165
Acquired in-process research and development	—	9,797	—

Total costs and operating expenses	2,138,740	2,098,561	1,964,167

Operating income	817,676	873,395	821,707
Other income, net	807	2,228	17,203
Interest expense	(98,861)	(48,797)	(44,938)
Interest income	16,621	11,020	12,221

Income before income taxes	736,243	837,846	806,193
Provision for income taxes	94,009	130,091	113,350

Net income	$642,234	$707,755	$692,843

Net income per basic common share	$10.87	$11.80	$11.25
Weighted-average number of basic common shares	59,076	59,985	61,575
Net income per diluted common share	$10.84	$11.73	$11.17
Weighted-average number of diluted common shares and equivalents	59,270	60,331	62,028

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$642,234	$707,755	$692,843
Other comprehensive income (loss):
Foreign currency translation	17,761	(46,135)	(1,903)
Unrealized losses on derivative instruments before reclassifications	(2,648)	—	—
Amounts reclassified to interest income	(326)	—	—

Unrealized losses on derivative instruments before income taxes	(2,974)	—	—
Income tax benefit	714	—	—

Unrealized losses on derivative instruments, net of tax	(2,260)	—	—
Unrealized gains (losses) on investments before income taxes	—	26	(26)
Income tax (expense) benefit	—	(6)	6

Unrealized gains (losses) on investments, net of tax	—	20	(20)
Retirement liability adjustment before reclassifications	(10,153)	20,953	9,342
Amounts reclassified to other income, net	(98)	574	1,167

Retirement liability adjustment before income taxes	(10,251)	21,527	10,509
Income tax benefit (expense)	2,202	(5,119)	(2,508)

Retirement liability adjustment, net of tax	(8,049)	16,408	8,001
Other comprehensive income (loss)	7,452	(29,707)	6,078

Comprehensive income	$649,686	$678,048	$698,921

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$642,234	$707,755	$692,843
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	36,868	42,564	29,918
Deferred income taxes	(1,197)	(31,988)	16,633
Depreciation	84,625	71,998	71,560
Amortization of intangibles	81,280	58,425	60,120
Observable unrealized gain on investment	—	—	(9,707)
Realized gain on sale of investment	(742)	—	—
In-process research and development and other non-cash charges	—	10,003	—
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	49,179	(137,874)	(62,448)
Increase in inventories	(45,443)	(101,902)	(67,250)
Increase in other current assets	(43,164)	(23,074)	(20,765)
(Increase) decrease in other assets	(26,264)	(5,514)	4,490
(Decrease) increase in accounts payable and other current liabilities	(79,524)	60,984	46,110
Increase in deferred revenue and customer advances	10,433	12,862	37,845
Decrease in other liabilities	(105,476)	(52,578)	(52,075)

Net cash provided by operating activities	602,809	611,661	747,274
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(160,632)	(175,921)	(161,266)
Asset and business acquisitions, net of cash acquired	(1,282,354)	—	—
Proceeds from (investments in) equity investments, net	742	8,903	(1,788)
Payments for intellectual property licenses	—	(7,535)	(7,000)
Purchases of investments	(1,791)	(11,407)	(279,660)
Maturities and sales of investments	1,770	77,993	218,084

Net cash used in investing activities	(1,442,265)	(107,967)	(231,630)
Cash flows from financing activities:
Proceeds from debt issuances	1,450,040	205,000	510,000
Payments on debt	(670,040)	(145,000)	(350,000)
Payments of debt issuance costs	(400)	—	(8,537)
Proceeds from stock plans	29,792	42,801	55,643
Purchases of treasury shares	(70,277)	(626,061)	(648,930)
Proceeds from derivative contracts	15,836	13,627	3,549

Net cash provided by (used in) financing activities	754,951	(509,633)	(438,275)
Effect of exchange rate changes on cash and cash equivalents	(948)	(14,766)	(12,830)

(Decrease) increase in cash and cash equivalents	(85,453)	(20,705)	64,539
Cash and cash equivalents at beginning of period	480,529	501,234	436,695

Cash and cash equivalents at end of period	$395,076	$480,529	$501,234

Supplemental cash flow information:
Income taxes paid	$243,316	$160,082	$153,504
Interest paid	$94,099	$48,083	$42,408
The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance December 31, 2020	161,666	$1,617	$2,029,465	$7,107,989	$(8,788,984)	$(117,943)	$232,144
Net income	—	—	—	692,843	—	—	692,843
Other comprehensive income	—	—	—	—	—	6,078	6,078
Issuance of common stock for employees:
Employee Stock Purchase Plan	40	—	9,578	—	—	—	9,578
Stock options exercised	282	3	46,062	—	—	—	46,065
Treasury stock	—	—	—	—	(648,930)	—	(648,930)
Stock-based compensation	96	1	29,775	—	—	—	29,776

Balance December 31, 2021	162,084	$1,621	$2,114,880	$7,800,832	$(9,437,914)	$(111,865)	$367,554

Net income	—	—	—	707,755	—	—	707,755
Other comprehensive loss	—	—	—	—	—	(29,707)	(29,707)
Issuance of common stock for employees:
Employee Stock Purchase Plan	37	—	10,952	—	—	—	10,952
Stock options exercised	192	2	31,676	—	—	—	31,678
Treasury stock	—	—	—	—	(626,061)	—	(626,061)
Stock-based compensation	112	1	42,316	—	—	—	42,317

Balance December 31, 2022	162,425	$1,624	$2,199,824	$8,508,587	$(10,063,975)	$(141,572)	$504,488

Net income	—	—	—	642,234	—	—	642,234
Other comprehensive income	—	—	—	—	—	7,452	7,452
Issuance of common stock for employees:
Employee Stock Purchase Plan	41	—	11,124	—	—	—	11,124
Stock options exercise d	100	1	17,635	—	—	—	17,636
Treasury stock	—	—	—	—	(70,277)	—	(70,277)
Stock-based compensation	143	2	37,682	—	—	—	37,684

Balance December 31, 2023	162,709	$1,627	$2,266,265	$9,150,821	$(10,134,252)	$(134,120)	$1,150,341

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 Description of Business and Organization
Waters Corporation (the “Company,” “we,” “our,” or “us”), a global leader in analytical instruments and software, has pioneered innovations in chromatography, mass spectrometry and thermal analysis serving life, materials and food sciences for more than 65 years. The Company primarily designs, manufactures, sells and services high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together
(“LC-MS”)
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
LC-MS
instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TA Instruments product line. These instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.
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
The Company’s net sales derived from operations outside the United States were 69%, 70% and 72% in 2023, 2022 and 2021, respectively. Gains and losses from foreign currency transactions are included primarily in cost of sales in the consolidated statements of operations. In 2023, 2022 and 2021, foreign currency transactions resulted in net losses of $16 million, $31 million and $5 million, respectively.
Seasonality of Business
The Company typically experiences seasonality in its orders that is reflected as an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year-end.
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
Investments are classified as available-for-sale (“AFS”) debt securities. If the AFS debt security’s fair value exceeds the security’s amortized cost the unrealized gain is recognized in accumulated other comprehensive loss in stockholders’ equity (deficit), net of the related tax effects. If the AFS debt security’s fair value declines below its amortized cost the Company considers all available evidence to evaluate the extent to which the decline is due to credit-related factors or noncredit-related factors. If the decline is due to noncredit-related factors then no credit loss is recorded and the unrealized loss is recognized in accumulated other comprehensive income in stockholders’ equity, net of the related tax effects. If the decline is considered to be a credit-related impairment, it is recognized as an allowance on the consolidated balance sheet with a corresponding charge to the statement of operations. The credit allowance is limited to the difference between the fair value and the amortized cost basis. No credit-related allowances or impairments have been recognized on the Company’s investments in available-for-sale debt securities. The Company classifies its investments exclusive of those categorized as cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2023 and 2022, $321 million out of $396 million and $472 million out of $481 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $233 million out of $396 million and $336 million out of $481 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2023 and 2022, respectively.
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
The following is a summary of the activity of the Company’s allowance for credit losses for the twelve months ended December 31, 2023, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Credit Losses
December 31, 2023	$14,311	$8,120	$(3,096)	$19,335
December 31, 2022	$13,228	$6,509	$(5,426)	$14,311
December 31, 2021	$14,381	$5,380	$(6,533)	$13,228
Concentration of Credit Risk
The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 57%, 59% and 60% in 2023, 2022 and 2021, respectively. None of the Company’s individual customers accounted for more than 2% of annual Company sales in 2023, 2022 or 2021. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant credit losses.

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
The Company makes variable lease payments that do not depend on a rate or index, primarily for items such as real estate taxes and other expenses. These expenses are recorded as variable costs in the period incurred. For the years ended December 31, 2023, 2022 and 2021, variable costs incurred were not material.
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
For leases with terms greater than 12 months, the Company records a right-of-use
asset and lease liability at the present value of lease payments over the term of the leases and records rent expense on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements to short-term leases with terms less than 12 months. For short-term leases, the Company recognizes lease payments in net income on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line basis over the term of the lease. For the years ended December 31, 2023, 2022 and 2021, costs incurred related to short-term leases were not material.
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
During 2022, the Company recorded a total
non-cash
charge of $6 million in other income (expense), net in the consolidated statement of operations for the impairment of various equity investments without readily determinable fair values accounted for under the measurement alternative or the equity method of accounting. The impairments resulted from the substantial doubt of the investees ability to continue as a going concern.
Business Combinations and Asset Acquisitions
The Company accounts for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in the Company’s consolidated results as of the acquisition date and the purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill. We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed. The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in our recent acquisition of Wyatt, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable
and, if the former, the period and the method by which the intangible asset will be amortized. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of intangible as
sets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets.

N
OTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In our recent acquisition of Wyatt, customer relationship intangible assets have been the most significant identifiable assets acquired. The customer relationships were valued using the multi-period excess earnings method under the income approach. Our cash
flow projections for the customer relationships acquired included significant judgments and assumptions related to customer attrition rate, discount rate, and forecasted revenues.
Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we must make assumptions regarding the estimated future cash flows, including forecasted revenue growth and the discount rate to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.
We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. We have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, we compare the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company performs an annual goodwill impairment assessment for its reporting units as of December 31 each year. The Company has two
reporting units: Waters and TA. Goodwill is allocated to the reporting units at the time of acquisition.
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
Goodwill totaled $1.3 billion and $430 million as of December 31, 2023 and 2022, respectively. Net intangible assets and long-lived assets amounted to $629 million and $639 million, as of December 31, 2023, respectively, and $227 million and $582 million as of December 31, 2022, respectively.
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
three
to ten years.

The Company capitalized $
44
 million, $
46
 million and $
36
 million of direct expenses that were related to the development of software in 2023, 2022 and 2021, respectively. Net capitalized software included in intangible assets totaled $
165
 million and $
148
 million at December 31, 2023 and 2022, respectively. See Note 8, Goodwill and Other Intangibles.
The Company capitalizes software development costs for internal use. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over

ten years
. Net capitalized internal software included in property, plant and equipment totaled $
14
 million and $
15
 million at December 31, 2023 and 2022, respectively.
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
During the year ended 2023, the Company received $1 million in proceeds from, and made no investments in, unaffiliated companies. During the year ended December 31, 2022 the Company received $10 million in proceeds from unaf
f
iliated companies. During the years ended December 31, 2022 and 2021, the Company made investments of $1 million and $2 million in unaffiliated companies, respectively.
In 2022, the Company recorded a realized gain of $7 million in other income (expense), net in the consolidated statement of operations due to the sales of various equity investments as well as incurring $6 million in impairment losses. The Company also recognized an additional $2 million non-cash
gain on the cashless exercise of a warrant.
In 2021, the Company recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2023 and 2022. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands):

	Total at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$898	$—	$898	$—
Waters 401(k) Restoration Plan assets	28,995	28,995	—	—
Foreign currency exchange contracts	183	—	183	—
Interest rate cross-currency swap agreements	4,835	—	4,835	—

Total	$34,911	$28,995	$5,916	$—

Liabilities:
Foreign currency exchange contracts	$207	$—	$207	$—
Interest rate cross-currency swap agreements	13,384	—	13,384	—
Interest rate swap cash flow hedge	2,974	—	2,974	—

Total	$16,565	$—	$16,565	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 (in thousands):

	Total at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$862	$—	$862	$—
Waters 401(k) Restoration Plan assets	25,532	25,532	—	—
Foreign currency exchange contracts	231	—	231	—
Interest rate cross-currency swap agreements	19,163	—	19,163	—

Total	$45,788	$25,532	$20,256	$—

Liabilities:
Contingent consideration	$1,509	$—	$—	$1,509
Foreign currency exchange contracts	98	—	98	—
Interest rate cross-currency swap agreements	4,783	—	4,783	—

Total	$6,390	$—	$4,881	$1,509

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Cash Equivalents, Investments, Foreign Currency Exchange Contracts, Interest Rate Cross-Currency Swaps Agreements and Interest Rate Swap Cash Flow Hedges
The fair values of the Company’s cash equivalents, investments, foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap cash flow hedges are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources.
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
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both December 31, 2023 and 2022. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.2 billion and $1.1 billion at December 31, 2023 and 2022, respectively, using Level 2 inputs.
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
Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company enters into interest rate swaps that will effectively lock-in
the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to earnings in the period that the underlying transaction impacts consolidated earnings. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated
and amounts accumulated in other comprehensive loss will be reclassified to earnings in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the year ended December 31, 2023, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As

of December 31, 2023, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $
625
 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements
and
interest rate swap agreements designated as cash flow hedges are included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2023		December 31, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$24,155	$183	$42,047	$231
Other current liabilities	$16,000	$207	$13,450	$98

Interest rate cross-currency swap agreements:
Other assets	$220,000	$4,835	$400,000	$19,163
Other liabilities	$405,000	$13,384	$185,000	$4,783
Accumulated other comprehensive (loss) income		$(7,975)		$10,026

Interest rate swap cash flow hedges:
Other liabilities	$100,000	$2,974	$—	$—
Accumulated other comprehensive (loss) income		$(2,974)		$—
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial Statement Classification	Year Ended December 31,
		2023	2022	2021
Foreign currency exchange contracts:
Realized gains (losses) on closed contracts	Cost of sales	$224	$(3,855)	$(1,973)
Unrealized losses on open contracts	Cost of sales	(156)	(176)	(343)

Cumulative net pre-tax gains (losses)	Cost of sales	$68	$(4,031)	$(2,316)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$10,974	$8,872	$11,084
Unrealized (losses) gains on open contracts	Accumulated other comprehensive loss	$(18,001)	$25,969	$29,052
Interest rate swap cash flow hedges:
Interest earned	Interest income	$326	$—	$—
Unrealized losses on open contracts	Accumulated other comprehensive loss	$(2,974)	$—	$—
Stockholders’ Equity
In December 2023, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2025. The Company’s remaining authorization is $
1.0
 billion. During 2023, 2022 and 2021, the Company repurchased
0.2 million, 2.0 million and 2.0 million shares of the Company’s outstanding common stock at a cost of $58 million, $616 million and $640 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $12 million, $11 million and $9 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company has a total of $1.0
b
illion authorized for future repurchases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following is a summary of the activity of the Company’s accrued warranty liability for the twelve months ended December 31, 2023, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period

Accrued warranty liability:
December 31, 2023	$11,949	$7,727	$(7,626)	$12,050
December 31, 2022	$10,718	$10,067	$(8,836)	$11,949
December 31, 2021	$10,950	$8,799	$(9,031)	$10,718
Advertising Costs
All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses were $7 million for the years ended December 31, 2023, 2022 and 2021.
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
Restructuring
In July 2023, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction, that has impacted approximately 5% of the Company’s employees. During 2023, the Company incurred $26 million of severance-related costs in connection with this reduction, which was recorded in selling and administrative expenses in the consolidated statement of operations. During 2023, the Company paid $
19
 million of these costs with the majority of the remaining costs to be paid in the first half of 2024.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate exposure which would require utilizing the guidance under this accounting pronouncement and if adopted does not believe that this standard would have a material impact on the Company’s financial position, results of operations and cash flows.
In November 2023, accounting guidance was issued that requires additional disclosures of reportable segment information. The guidance requires that public entities disclose, on an annual and interim basis (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, (2) an amount for other segment items by reportable segment and a description of its composition (the other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss), (3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements, (5) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (6) if a public entity has a single reportable segment to provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update do not change how operating segments are identified or aggregated nor how the quantitative thresholds are applied to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company does not believe this accounting standard update will have material impact on the Company’s financial position, results of operations and cash flows. The Company is currently evaluating the impact the adoption of this accounting standard update will have on our footnote disclosures.
In December 2023, accounting guidance was issued to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update change disclosure requirements related to the rate reconciliation, income taxes paid and other disclosures. For the rate reconciliation the amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. For income taxes paid the amendments require that all entities disclose on an annual basis the following information; (1) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). Finally, for other disclosures the amendments require that all entities disclose the following information: (1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. This update also eliminates the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. As well as removing the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company does not believe this accounting standard update will have material impact on the Company’s financial position, results of operations and cash flows. The Company is currently evaluating the impact the adoption of this accounting standard update will have on our footnote disclosures.
3 Revenue Recognition
The Company’s deferred revenue liabilities in the consolidated balance sheets consist of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the twelve months ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Balance at the beginning of the period	$285,175	$273,598	$239,759
Recognition of revenue included in balance at beginning of the period	(240,808)	(230,615)	(216,920)
Revenue deferred during the period, net of revenue recognized	279,149	242,192	250,759

Balance at the end of the period	$323,516	$285,175	$273,598

The Company classified $67 million and $57 million of deferred revenue and customer advances in other long-term liabilities at December 31, 2023 and 2022, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

December 31, 2023
Deferred revenue and customer advances expected to be recognized in:
One year or less	$256,675
13-24 months	39,326
25 months and beyond	27,515

Total	$323,516

4 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets consist of time deposits that mature in one year or less with an amortized cost and a fair value of $0.9 million at both December 31, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5 Inventories
Inventories are classified as follows (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$233,952	$205,760
Work in progress	20,198	19,899
Finished goods	262,086	230,051

Total inventories	$516,236	$455,710

During 2023, 2022 and 2021, the Company recorded inventory-related excess and obsolescence provisions of $11 million, $14 million and $9 million, respectively.
6 Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Land and land improvements	$35,635	$34,663
Buildings and leasehold improvements	488,667	444,994
Production and other equipment	748,411	640,460
Construction in progress	118,492	164,222

Total property, plant and equipment	1,391,205	1,284,339
Less: accumulated depreciation and amortization	(752,132)	(702,122)

Property, plant and equipment, net	$639,073	$582,217

During 2023, 2022 and 2021, the Company retired and disposed of approximately $48 million, $24 million and $23 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains or losses on disposals were immaterial for the years ended December 31, 2023, 2022 and 2021.
7 Acquisitions
On May 16, 2023, the Company acquired all of the issued and outstanding equity interests of Wyatt for $1.3 billion, net of cash acquired. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The acquisition will expand Waters portfolio and increase exposure to large molecule applications. As a result of the acquisition, the results of Wyatt are included in the Company’s consolidated financial statements from the acquisition date.
The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The Company is in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.
The intangible assets were valued with input from valuation specialists. The Company used variations of the income approach, which uses Level 3 inputs, in determining the fair value of intangible assets acquired in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Price
Cash paid	$1,307,978
Less: cash acquired	(25,624)

Net cash consideration	1,282,354

Identifiable Net Assets (Liabilities) Acquired
Accounts receivable	20,099
Inventory	14,706
Deferred tax assets	11,335
Prepaid and other assets	1,096
Property, plant and equipment	9,056
Operating lease assets	5,204
Intangible assets	418,100
Accounts payable and accrued expenses	(31,664)
Operating lease liabilities	(5,204)
Tax liabilities	(3,917)
Deferred revenue	(15,219)
Other liabilities	(5,728)

Total identifiable net assets acquired	417,864
Goodwill	864,490

Cash consideration paid	$1,282,354

The details of the purchase price allocated to the intangible assets acquired and the estimated useful lives are as follows (dollars in thousands):

	Amount	Weighted-Average Life
Developed technology	$80,000	10 years
Customer relationships	330,600	10 years
Trade name	7,500	5 years

Total	$418,100

The Company allocated $864 million of the purchase price to goodwill which is primarily deductible for tax purposes and has been allocated to the Waters Division operating segment. The goodwill arising from the acquisition consists largely of the value of intangible assets that do not qualify for separate recognition such as workforce in place and cash flows from the integration of acquired technology, distribution channels and products with the Company’s products, which are higher than if the acquired companies’ technology, customer access or products were utilized on a stand-alone basis.
During the twelve months ended December 31, 2023, the Company’s consolidated results included net sales of $
73
 million, and a net operating loss of $
18
million since the acquisition closed on May 16, 2023. The Company also incurred transaction related costs of $
13 million during the twelve months ended December 31, 2023, which are recorded in selling and administrative expenses in the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following unaudited pro forma information shows the results of the Company’s operations for the twelve months ended December 31, 2023 and 2022, as if the acquisition had occurred on January 1, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Revenue	$2,995,001	$3,086,281
Net income	658,431	651,869
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
Pro forma net income for the twelve months ended December 31, 2023, was adjusted to exclude certain non-recurring
expenses related to transaction costs incurred and the fair value adjustment of inventory. These non-recurring
expenses were reclassified to the prior period and included in the pro forma net income for the twelve months ended December 31, 2022.
In conjunction with the Wyatt acquisition, the Company entered into retention agreements with certain employees, in which the Company agreed to pay a total of $40 million, in two equal installments upon the first and second anniversary of the acquisition date. As these employees are earning their individual cash award by providing service over the two-year
period that benefit the Company, the $40 million will be recognized within total costs and operating expenses in the consolidated statements of operations over the two-year
service period. The Company has recorded $19 million of expense in the consolidated statement of operations for the year ended December 31, 2023.
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
8 Goodwill and Other Intangibles
The carrying amount of goodwill was $1.3 billion and $430 million at December 31, 2023 and 2022, respectively. The acquisition of Wyatt increased goodwill by $864 million, while the effect of foreign currency translation increased goodwill by $10 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$660,273	$495,317	5 years	$589,604	$441,414	5 years
Purchased intangibles	614,357	197,154	10 years	197,805	166,735	11 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	14,798	8,429	7 years	14,070	6,729	6 years
Patents and other intangibles	111,962	80,983	8 years	104,139	73,021	8 years

Total	$1,411,070	$781,883	7 years	$915,298	$687,899	7 years

The Company capitalized $468 million, $54 million and $55 million of intangible assets for the years ended December 31, 2023, 2022 and 2021, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $32 million and $18 million, respectively, in the year ended December 31, 2023 due to the effects of foreign currency translation. Amortization expense for intangible assets was $81 million, $58 million and $60 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, in the year ended December 31, 2023, the company wrote off a $4 million intangible asset that was fully amortized. Amortization expense for intangible assets is estimated to be $
98
 million per year for each of the next five years.
9 Debt
On May 16, 2023, the Company financed the Wyatt acquisition with a combination of cash on its balance sheet and borrowings under its revolving credit facility. As a result of the Wyatt transaction, the Company’s outstanding debt on December 31, 2023 was $2.4 billion.
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
The Company ha
s
a five-year, $1.8 billion revolving facility (the “Credit Facility”) that expires in September 2026. On March 3, 2023, the Company amended the Credit Facility to increase the borrowing capacity by $200 million to an aggregate total borrowing capacity of $2.0 billion, which did not affect the

maturity
date of September 17, 2026. The amendment also replaced all references in the Credit Facility to LIBOR with Term SOFR as the benchmark rate. As of December 31, 2023 and December 31, 2022, the Credit Facility had a total of $
1.1
 billion and $
270
 million outstanding,
respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Credit Facility requires that the Company comply with an interest coverage ratio test of not less than
3.50
:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than
3.50
:1 as of the end of any fiscal quarter. In addition, the Credit Facility includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.
As of both December 31, 2023 and 2022, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
The Company had the following outstanding debt at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Senior unsecured notes - Series I - 3.13%, due May 2023	$—	$50,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	—

Total notes payable and debt, current	50,000	50,000
Senior unsecured notes - Series G - 3.92%, due June 2024	—	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	—	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	—
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	—
Credit agreement	1,050,000	270,000
Unamortized debt issuance costs	(4,487)	(5,122)

Total long-term debt	2,305,513	1,524,878

Total debt	$2,355,513	$1,574,878

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2023 and 2022, the Company had a total amount available to borrow under the Credit Facility of $0.9 billion and $1.5 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 4.69% and 3.54% at December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $114 million and $113 million at December 31, 2023 and December 31, 2022, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of December 31, 2023 or December 31, 202
2.
Annual maturities of debt outstanding at December 31, 2023 are as follows (in thousands):

Total
2024	$50,000
2025	—
2026	1,510,000
2027	—
2028	50,000
Thereafter	750,000

Total	$2,360,000

10 Income Taxes
Income tax data for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
The components of income before income taxes are as follows:
Domestic	$74,119	$133,816	$144,410
Foreign	662,124	704,030	661,783

Total	$736,243	$837,846	$806,193

	Year Ended December 31,
	2023	2022	2021
The components of the income tax provision were as follows:
Federal	$178	$62,153	$16,302
State	6,427	8,025	3,691
Foreign	88,601	91,901	76,724

Total current tax provision	$95,206	$162,079	$96,717

Federal	$(2,457)	$(26,551)	$10,491
State	(3,029)	(4,420)	345
Foreign	4,289	(1,017)	5,797

Total deferred tax provision	(1,197)	(31,988)	16,633

Total provision	$94,009	$130,091	$113,350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal tax computed at U.S. statutory income tax rate	$154,611	$175,948	$169,300
GILTI, net of foreign tax credits	15,103	17,812	10,476
Uncertain tax positions	(16,211)	1,051	508
State income tax, net of federal income tax benefit	2,880	3,605	4,037
Net effect of foreign operations	(48,587)	(55,273)	(56,214)
Effect of stock-based compensation	(2,262)	(7,341)	(6,682)
Other, net	(11,525)	(5,711)	(8,075)

Provision for income taxes	$94,009	$130,091	$113,350

The Company’s effective tax rate was 12.8%, 15.5% and 14.1
% for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in the Company’s effective tax rate in 2023 can primarily be attributed to the recognition of a previously unrecognized tax benefit of $
18 million as a result of the completion of a tax examination, decreasing the Company’s 2023 effective tax rate by approximately 2.5%.
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates and the items discussed below.
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the
U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of December 31,
 2023.

The
Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of
5
% on certain types of income for the period April 1, 2021 through March 31, 2026. Prior to April 1, 2021, the Company had a tax exemption on income arising from qualifying activities in Singapore based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and maintained through March 2021. The effect of applying these concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income by $
16
 million, $
20
 million and $
20
 million and increased the Company’s net income per diluted share by $
0.27
, $
0.33
and $
0.32
for the year
s
ended December 31, 2023, 2022 and 2021, respectively.
During 2023, the Company’s effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, an $18 million recognition of a previously unrecognized tax benefit as a result of the completion of a tax examination, a $15 million provision related to the GILTI tax, including the impact of capitalizing research and development expenditures pursuant to IRC Section 174, and a tax benefit of $3 million on stock-based compensation.
The 2022 effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $18 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.
The 2021 effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, an $10 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.
The Company recorded a tax provision of $4 million, $4 million and $3 million for 2023, 2022 and 2021, respectively, for future withholding taxes and U.S. state taxes on the repatriation of 2023, 2022 and 2021 undistributed earnings.

8
1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses and credits	$54,901	$51,945
Depreciation	1,517	18
Operating leases	20,307	19,771
Amortization	5,905	2,713
Stock-based compensation	7,754	7,947
Deferred compensation	14,886	23,488
Deferred revenue	17,127	13,555
Revaluation of equity investments and licenses	1,884	23
Inventory	7,534	6,463
Accrued liabilities and reserves	5,720	4,815
Capitalized interest	12,586	—
Unrealized foreign currency gain/loss	700	1,858
Capitalized Section 174 Expenditures	34,487	34,234
Other	5,086	1,098

Total deferred tax assets	190,394	167,928
Valuation allowance	(57,873)	(54,300)

Deferred tax assets, net of valuation allowance	132,521	113,628
Deferred tax liabilities:
Capitalized software	(29,281)	(25,429)
Operating leases	(20,117)	(19,543)
Indefinite-lived intangibles	(14,824)	(16,057)
Deferred tax liability on foreign earnings	(20,374)	(18,677)

Total deferred tax liabilities	(84,596)	(79,706)

Net deferred tax assets	$47,925	$33,922

The Company has gross foreign net operating losses of $231 million, of which $192 million do not expire under current laws and $39 million start expiring in 2024. As of December 31, 2023, the Company has provided a deferred tax valuation allowance of $58 million, of which $52 million relates to certain foreign net operating losses. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $3 million as of December 31, 2023, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.
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

8
2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2023	2022	2021
Balance at the beginning of the period	$29,019	$28,692	$28,666
Net reductions for settlement of tax audits	(17,651)	—	(1,300)
Net reductions for lapse of statutes taken during the period	(512)	(818)	(433)
Net additions for tax positions taken during the prior period	2,473	—	—
Net additions for tax positions taken during the current period	994	1,145	1,759

Balance at the end of the period	$14,323	$29,019	$28,692

As of 2023, the total amount of gross unrecognized tax benefits was $14 million, all of which, if recognized, would impact the Company’s effective tax rate. This represents a decrease of $18 million resulting from the completion of a tax audit in 2023. This decrease reduced the income tax expense in the statement of operations and did not impact cash flows. The Company is subject to various foreign audits and inquiries, and we currently do not expect any material adjustments.
With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2018. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties and deferred tax assets and liabilities.
As of December 31, 2023, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $2 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
The following is a summary of the activity of the Company’s valuation allowance for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Other**	Balance at End of Period
Valuation allowance for deferred tax assets:
2023	$54,300	$1,467	$2,106	$57,873
2022	$58,834	$(1,647)	$(2,887)	$54,300
2021	$60,101	$2,919	$(4,186)	$58,834

*
These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts.

**
The changes in the valuation allowance during the years ended December 31, 2023, 2022 and 2021 are primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward.

11 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the year ended December 31, 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik

8
3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $
10
million in guaranteed payments, including minimum royalty payments, which was recognized within other income (expense), net in the consolidated statement of operations for the year ended December 31, 2021. During the years ended December 31, 2023, 2022 and 2021, the Company received $2 million, $1 million and $
3
million, respectively, in guaranteed payments, net of applicable withholding taxes. The Company also recorded a litigation provision of $
5 million during the year ended December 31, 2021, related to a legal settlement.
12 Leases
As of December 31, 2023 and 2022, the Company had lease agreements that expire at various dates through 2034, with weighted-average remaining lease terms of 4.5 years and 4.4 years, respectively. Rental expense was $38 million, $36 million and $34 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the weighted-average discount rates used to determine the present value of lease liabilities were 4.15% and 3.24%, respectively. During the years ended December 31, 2023, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was $38 million, $36 million and $34 million, respectively.
T
he Company
recorded
 $
2

million
,
$
12 million and $3
million of
right-of-use
assets in exchange for new operating lease liabilities during the years ended December 31, 2023, 2022 and 2021, respectively.
The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in thousands):

		December 31,
	Financial Statement Classification	2023	2022
Assets:
Property operating lease assets	Operating lease assets	$55,006	$54,930
Automobile operating lease assets	Operating lease assets	28,675	30,582
Equipment operating lease assets	Operating lease assets	910	994

Total lease assets		$84,591	$86,506

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$27,825	$26,429
Long-term operating lease liabilities	Long-term operating lease liabilities	58,926	62,108
Total lease liabilities		$86,751	$88,537

8
4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undiscounted future minimum rents payable as of December 31, 2023 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in thousands):

2024	$30,344
2025	24,570
2026	18,321
2027	10,752
2028	3,848
2029 and thereafter	5,215

Total future minimum lease payments	93,050
Less: amount of lease payments representing interest	(6,299)

Present value of future minimum lease payments	86,751
Less: current operating lease liabilities	(27,825)

Long-term operating lease liabilities	$58,926

13 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of December 31, 2023 are immaterial for the years ended December 31, 2023 and thereafter.
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

14 Stock-Based Compensation
In May 2020, the Company’s shareholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of December 31, 2023, the 2020 Plan has 6.3 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options, restricted stock unit conversion or performance stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2023, the Company had stock options
, restricted stock and restricted and performance stock unit awards o utstanding.
In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan, under which eligible employees may contribute up to
15
% of their earnings toward the quarterly purchase of the
Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock.
 The plan makes available
0.8
 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2023,
1.7
 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months
beginning on January
1
, April 1, July 1 and October 1 of each year.
The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period.
Stock-based compensation expense related to this plan was $
1
 million for each of the years ended December 31, 2023, 2022 and 2021.
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
The consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	2023	2022	2021
Cost of sales	$2,014	$3,498	$2,500
Selling and administrative expenses	31,012	32,192	21,727
Research and development expenses	3,842	6,874	5,691

Total stock-based compensation	$36,868	$42,564	$29,918

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
The relevant data used to determine the value of the stock options granted during the twelve months ended December 31, 2023, 2022 and 2021 are as follows:

Options Issued and Significant Weighted-Average Assumptions Used to Estimate Option Fair Values	2023	2022	2021
Options issued in thousands	132	138	160
Risk-free interest rate	3.9%	2.0%	0.8%
Expected life in years	6	6	6
Expected volatility	31.1%	30.7%	32.4%
Expected dividends	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2023	2022	2021
Exercise price	$331.76	$321.15	$281.33
Fair value	$126.73	$107.99	$91.48
The following table summarizes stock option activity for the plans for the twelve months ended December 31, 2023 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted- Average Exercise Price per Share
Outstanding at December 31, 2022	597	$99.22	to	$371.64	$238.43
Granted	132	$253.64	to	$345.59	$331.76
Exercised	(99)	$99.22	to	$314.98	$178.31
Canceled	(43)	$195.75	to	$345.59	$291.54

Outstanding at December 31, 2023	587	$113.88	to	$371.64	$265.17

The following table details the options outstanding at December 31, 2023 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$113.88 to $235.06	192	$187.37	4.7	150	$181.57
$235.07 to $303.64	166	$267.95	6.8	80	$262.92
$303.65 to $371.64	229	$328.38	8.6	29	$331.66

Total	587	$265.17	6.8	259	$223.37

During 2023, 2022 and 2021, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $11 million, $
31 million and $43 million, respectively. The total cash received from the exercise of these stock options was $18 million, $32 million and $46 million for the year
s
ended December 31, 2023, 2022 and 2021, respectively.
The aggregate intrinsic value of the outstanding stock options at December 31, 2023 was $39 million. There were 0.3 million options exercisable at December 31, 2023, 2022 and 2021. The weighted-average exercise prices of options exercisable at December 31, 2023, 2022 and 2021 were $223.37, $188.21 and $162.09, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2023 was 5.1 years. The aggregate intrinsic value of stock options exercisable as of December 31, 2023 was $28 million.
At December 31, 2023, the Company had 0.6 million stock options that are vested and expected to vest. The intrinsic value, weighted-average exercise price and remaining contractual life of the vested and expected to vest stock options were $39 million, $264.78 and 6.7 years, respectively, at December 31, 2023.
The amount of compensation costs recognized for the year
s
ended December 31, 2023, 2022 and 2021 on the stock options expected to vest were $10 million, $8 million and $7 million, respectively. As of December 31, 2023, there were $25 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock
During the years ended December 31, 2023, 2022 and 2021, the Company granted three
 thousand,
three
 thousand and
four
 thousand shares of restricted stock, respectively. The weighted-average fair value per share on the grant date of the restricted stock granted in 2023, 2022 and 2021 was $
341.04
, $
363.44
and $
256.28
, respectively. The Company has recorded $
1
 million of compensation expense in each of the years ended December 31, 2023, 2022 and 2021 related to the restricted stock grants. As of December 31, 2023, the Company had three
 thousand unvested shares of restricted stock outstanding, which have been fully expensed.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the twelve months ended December 31, 2023 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2022	238	$273.60
Granted	100	$319.28
Vested	(74)	$254.61
Forfeited	(29)	$288.50

Unvested at December 31, 2023	235	$297.18

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2023, 2022 and 2021 on the restricted stock units expected to vest were $19 million, $19 million and $17 million, respectively. As of December 31, 2023, there were $50 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.3 years
.
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
In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, includ ing vola
tility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the value of
the performance stock units granted during the years ended December 31, 2023, 2022 and 2021 are as follows:

Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	2023	2022	2021
Performance stock units issued in thousands	45	40	41
Risk-free interest rate	4.8%	1.6%	0.2%
Expected life in years	2.9	2.9	2.9
Expected volatility	33.3%	25.4%	38.7%
Average volatility of peer companies	32.8%	34.5%	34.7%
Correlation Coefficient	38.2%	43.0%	45.8%
Expected dividends	—	—	—
The following table summarizes the unvested performance stock unit award activity for the twelve months ended December 31, 2023 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share

Unvested at December 31, 2022	111	$297.55
Granted	45	$338.02
Vested	(46)	$208.35
Forfeited	(17)	$307.03
Change in performance shares in the year due to exceeding performance targets	15	$205.72

Unvested at December 31, 2023	108	$337.22

The amount of compensation costs recognized for the years ended December 31, 2023, 2022 and 2021 on the performance stock units expected to vest were $5 million, $13 million and $3 million, respectively. As of December 31, 2023, there were $15 million of total unrecognized compensation costs related to the performance stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 1.9 years.

15  Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2023
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$642,234	59,076	$10.87
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	194	(0.03)

Net income per diluted common share	$642,234	59,270	$10.84

	Year Ended December 31, 2022
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$707,755	59,985	$11.80
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	346	(0.07)

Net income per diluted common share	$707,755	60,331	$11.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$692,843	61,575	$11.25
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	453	(0.08)

Net income per diluted common share	$692,843	62,028	$11.17

For the year
s
ended December 31, 2023, 2022 and 2021, the Company had 245 thousand, 66 thousand and 3 thousand stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
16  Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows
(in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(99,985)	$(11,860)	$(20)	$—	$(111,865)
Other comprehensive (loss) income, net of tax	(46,135)	16,408	20	—	(29,707)

Balance at December 31, 2022	$(146,120)	$4,548	$—	$—	$(141,572)
Other comprehensive (loss) income, net of tax	17,761	(8,049)	—	(2,260)	7,452

Balance at December 31, 2023	$(128,359)	$(3,501)	$—	$(2,260)	$(134,120)

17  Retirement Plans
U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute up to 60% of eligible pay on a pre-tax
or
post-tax
basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. The Company also sponsors a 401(k) Restoration Plan, which is a nonqualified defined contribution plan. Employees are 100% vested in employee and Company matching contributions for both plans. For the year
s
ended December 31, 2023, 2022 and 2021, the Company’s matching contributions amounted to $22 million, $21 million and $19 million, respectively.
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
The Company contributed $18 million, $16 million and $17 million in the year
s
ended December 31, 2023, 2022 and 2021, respectively, to the
non-U.S.
plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of
non-U.S. plans
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
Plans are presented in the following tables, using the measurement dates of December 31, 2023 and 2022, respectively.
The reconciliation of the projected benefit obligations for the plans at December 31, 2023 and 2022 is as follows
(in thousands):

	2023		2022
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans

Projected benefit obligation, January 1	$22,583	$74,025	$25,958	$106,924
Service cost	275	3,073	775	4,018
Employee contributions	1,105	601	1,139	536
Interest cost	1,262	2,797	706	1,360
Actuarial losses (gains)	2,166	11,387	(4,657)	(27,494)
Benefits paid	(1,649)	(2,051)	(1,338)	(3,567)
Plan amendments	—	(500)	—	—
Plan settlements	—	(488)	—	(812)
Currency impact	—	3,547	—	(6,940)

Projected benefit obligation, December 31	$25,742	$92,391	$22,583	$74,025

The reconciliation of the fair value of the plan assets at December 31, 2023 and 2022 is as follows (in thousands):

	2023		2022
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Fair value of plan assets, January 1	$15,724	$77,697	$18,314	$91,169
Actual return on plan assets	2,444	4,144	(2,895)	(6,497)
Company contributions	529	3,224	504	2,500
Employee contributions	1,105	601	1,139	536
Plan settlements	—	(488)	—	(812)
Benefits paid	(1,649)	(2,051)	(1,338)	(3,567)
Currency impact	—	3,460	—	(5,632)

Fair value of plan assets, December 31	$18,153	$86,587	$15,724	$77,697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the funded status for the plans at December 31, 2023 and 2022 is as follows (in thousands):

	2023		2022
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Projected benefit obligation	$(25,742)	$(92,391)	$(22,583)	$(74,025)
Fair value of plan assets	18,153	86,587	15,724	77,697

Funded status	$(7,589)	$(5,804)	$(6,859)	$3,672

The change in the Company’s projected benefit obligation for the year ended December 31, 2023 was primarily due to net actuarial losses that arose during the year driven by a decrease in discount rates, differences between expected and actual return on plan assets, and fluctuations in foreign currency exchange rates during the year. The change in the Company’s projected benefit obligation for the year ended December 31, 2022 was primarily due to net actuarial gains that arose during the year driven by an increase in discount rates, differences between expected and actual return on plan assets, and fluctuations in foreign currency exchange rates during the year.
The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2023 and 2022 is as follows (in thousands):

	2023		2022
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans

Long-term assets	$—	$5,220	$—	$9,554
Long-term liabilities	(7,589)	(11,024)	(6,859)	(5,882)

Net amount recognized at December 31	$(7,589)	$(5,804)	$(6,859)	$3,672

The accumulated benefit obligation for all defined benefit pension plans was $81 million and $64 million at December 31, 2023 and 2022, respectively.
The summary of the
Non-U.S.
Pension Plans that have accumulated benefit obligations in excess of plan assets at December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Accumulated benefit obligations	$60,815	$16,962
Fair value of plan assets	$52,894	$13,616
The summary of the
Non-U.S.
Pension Plans that have projected benefit obligations in excess of plan assets at December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Projected benefit obligations	$63,918	$19,498
Fair value of plan assets	$52,894	$13,616

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the components
of net periodic pension costs for the plans for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023		2022		2021
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$275	$3,073	$775	$4,018	$884	$4,577
Interest cost	1,262	2,797	706	1,360	559	1,247
Expected return on plan assets	(978)	(2,653)	(1,138)	(1,972)	(1,011)	(1,835)
Settlement loss	—	221	—	73	—	77
Net amortization:
Prior service credit	(19)	(105)	(19)	(129)	(19)	(87)
Net actuarial (gain) loss	—	(195)	—	649	10	1,186

Net periodic pension cost	$540	$3,138	$324	$3,999	$423	$5,165

The summary of the changes in amounts recognized in other comprehensive income (loss) for the plans for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023		2022		2021
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service credit	$—	$—	$—	$—	$—	$(69)
Net (loss) gain arising during the year	(699)	(9,396)	623	19,025	1,524	6,708
Amortization:
Prior service credit	(19)	(105)	(19)	(129)	(19)	(87)
Net loss	—	26	—	722	10	1,263
Currency impact	—	(58)	—	1,305	—	1,179

Total recognized in other comprehensive (loss) income	$(718)	$(9,533)	$604	$20,923	$1,515	$8,994

The components of net periodic benefit cost other than the service cost component are included in other income, net in the consolidated statements of operations.

The summary of the amounts included in accumulated other comprehensive loss in stockholders’ equity for the plans at December 31, 2023 and 2022 is as follows (in thousands):

	2023		2022
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial (loss) gain	$(964)	$(3,241)	$(266)	$6,157
Prior service credit (cost)	17	(156)	36	(20)

Total	$(947)	$(3,397)	$(230)	$6,137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plans’ investment asset mix is as follows at December 31, 2023 and 2022:

	2023		2022
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	70%	4%	77%	5%
Debt securities	30%	18%	23%	18%
Cash and cash equivalents	0%	2%	0%	2%
Insurance contracts and other	0%	76%	0%	75%

Total	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans Policy Target
	Policy Target	Range
Equity securities	60%	30% - 90%	13%
Debt securities	35%	20% - 50%	19%
Cash and cash equivalents	0%	0% - 10%	8%
Insurance contracts and other	5%	0% - 10%	60%
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

There have been no changes in the above valuation techniques associated with determining the value of the plans’ assets during the years ended December 31, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s retirement plan assets are as follows at December 31, 2023 (in thousands):

	Total at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (a)	18,153	18,153	—	—

Total U.S. Retiree Healthcare Plan	18,153	18,153	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	1,611	1,611	—	—
Mutual funds (c)	18,785	18,785	—	—
Bank and insurance investment contracts (d)	66,191	—	—	66,191

Total Non-U.S. Pension Plans	86,587	20,396	—	66,191

Total fair value of retirement plan assets	$104,740	$38,549	$—	$66,191

The fair value of the Company’s retirement plan assets are as follows at December 31, 2022 (in thousands):

	Total at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (e)	15,724	15,724	—	—

Total U.S. Retiree Healthcare Plan	15,724	15,724	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	1,527	1,527	—	—
Mutual funds (f)	18,176	18,176	—	—
Bank and insurance investment contracts (d)	57,994	—	—	57,994

Total Non-U.S. Pension Plans	77,697	19,703	—	57,994

Total fair value of retirement plan assets	$93,421	$35,427	$—	$57,994

a)
The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 41% in the common stock of large-cap
U.S. companies, 29% in the common stock of international growth companies and 30% in fixed income bonds of U.S. companies and the U.S. government.

b)	Primarily represents deposit account funds held with various financial institutions.
c)
The mutual fund balance in the
Non-U.S.
Pension Plans is primarily invested in the following categories: 76% in international bonds, 18% in the common stock of international companies and 7% in various other global investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2023 and 2022 (in thousands)
:

Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2021	$65,945
Net purchases (sales) and appreciation (depreciation)	(7,951)

Fair value of assets, December 31, 2022	57,994
Net purchases (sales) and appreciation (depreciation)	8,197

Fair value of assets, December 31, 2023	$66,191

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2023, 2022 and 2021 are as follows:

	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.18%	2.97%	5.42%	3.82%	2.70%	1.40%
Increases in compensation levels	* *	2.90%	* *	3.14%	* *	2.74%
Interest crediting rate	5.25%	2.05%	5.25%	1.57%	5.25%	0.99%

**	Not applicable
The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.42%	4.70%	2.70%	2.09%	2.25%	1.40%
Return on plan assets	6.25%	3.95%	6.25%	3.07%	6.25%	2.58%
Increases in compensation levels	* *	4.32%	* *	3.58%	* *	3.11%
Interest crediting rate	5.25%	1.47%	5.25%	1.55%	5.25%	0.77%

**	Not applicable
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

9
6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During
fiscal year 2024, the Company expects to contribute a total of approximately $3 million to $6 million to the Company’s defined benefit plans. Estimated future benefit payments from the plans as of December 31, 2023 are as follows (in thousands):

	U.S. Retiree Healthcare Plans	Non-U.S. Pension Plans	Total

2024	$1,959	$4,018	$5,977
2025	2,068	4,062	6,130
2026	2,153	3,376	5,529
2027	2,251	4,192	6,443
2028	2,444	5,420	7,864
2029 - 2033	13,807	26,732	40,539
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
Net sales for the Company’s products and services are as follows for the years ended December 31, 2023, 2022 and 2021 (in thousa nd
s):

	2023	2022	2021
Product net sales:
Waters instrument systems	$1,108,702	$1,210,456	$1,089,248
Chemistry consumables	541,469	525,399	507,209
TA instrument systems	252,879	252,314	225,613

Total product sales	1,903,050	1,988,169	1,822,070
Service net sales:
Waters service	951,419	890,607	876,626
TA service	101,947	93,180	87,178

Total service sales	1,053,366	983,787	963,804

Total net sales	$2,956,416	$2,971,956	$2,785,874

9
7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales are attributable to geographic areas
based
on the region of destination. Geographic sales information is presented below for the ye
a
rs ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Net Sales:
Asia:
China	$440,707	$565,143	$521,128
Japan	167,202	167,220	182,597
Asia Other	399,916	399,380	372,040

Total Asia	1,007,825	1,131,743	1,075,765
Americas:
United States	927,982	886,140	774,014
Americas Other	180,591	169,495	151,206

Total Americas	1,108,573	1,055,635	925,220
Europe	840,018	784,578	784,889

Total net sales	$2,956,416	$2,971,956	$2,785,874

None of the Company’s individual customers accounts for more than 2% of annual Company sales. Net sales by customer class are as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Pharmaceutical	$1,696,875	$1,751,665	$1,667,061
Industrial	909,003	909,805	829,204
Academic and government	350,538	310,486	289,609

Total net sales	$2,956,416	$2,971,956	$2,785,874

Net sales for the Company recognized at a point in time versus over time are as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Net sales recognized at a point in time:
Instrument systems	$1,361,581	$1,462,770	$1,314,861
Chemistry consumables	541,469	525,399	507,209
Service sales recognized at a point in time (time & materials)	372,530	367,501	354,666

Total net sales recognized at a point in time	2,275,580	2,355,670	2,176,736
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	680,836	616,286	609,138

Total net sales	$2,956,416	$2,971,956	$2,785,874

9
8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets information at December 31, 2023, 2022 and 2021 is presented below (in thousands):

	December 31,
	2023	2022	2021
Long-lived assets:
United States	$440,993	$429,469	$395,446
Americas Other	2,632	1,663	1,662

Total Americas	443,625	431,132	397,108
Europe	167,948	133,465	130,806
Asia	27,500	17,620	19,999

Total long-lived assets	$639,073	$582,217	$547,913

The Americas Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.
19  Unaudited Quarterly Results
The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2023	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$684,674	$740,576	$711,692	$819,474	$2,956,416
Costs and operating expenses:
Cost of sales	284,380	301,076	291,407	318,360	1,195,223
Selling and administrative expenses	181,956	186,953	186,748	180,357	736,014
Research and development expenses	42,691	45,873	41,995	44,386	174,945
Purchased intangibles amortization	1,479	6,815	12,116	12,148	32,558

Total costs and operating expenses	510,506	540,717	532,266	555,251	2,138,740

Operating income	174,168	199,859	179,426	264,223	817,676
Other income (expense), net	1,388	(352)	328	(557)	807
Interest expense	(14,444)	(23,272)	(30,442)	(30,703)	(98,861)
Interest income	4,061	4,040	3,883	4,637	16,621

Income before income taxes	165,173	180,275	153,195	237,600	736,243
Provision for income taxes	24,250	29,721	18,643	21,395	94,009

Net income	$140,923	$150,554	$134,552	$216,205	$642,234

Net income per basic common share	2.39	2.56	2.28	3.66	10.87
Weighted-average number of basic common shares	59,023	58,857	59,093	59,142	59,076
Net income per diluted common share	2.38	2.55	2.27	3.65	10.84
Weighted-average number of diluted common shares and equivalents	59,317	59,010	59,225	59,311	59,270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2022	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$690,572	$714,319	$708,555	$858,510	$2,971,956
Costs and operating expenses:
Cost of sales	285,685	307,206	307,101	348,190	1,248,182
Selling and administrative expenses	157,475	161,877	164,417	174,257	658,026
Research and development expenses	40,472	44,006	43,435	48,277	176,190
Purchased intangibles amortization	1,673	1,598	1,592	1,503	6,366
Acquired in-process research and development	9,797	—	—	—	9,797

Total costs and operating expenses	495,102	514,687	516,545	572,227	2,098,561

Operating income	195,470	199,632	192,010	286,283	873,395
Other income (expense), net	170	1,535	895	(372)	2,228
Interest expense	(11,059)	(11,419)	(12,420)	(13,899)	(48,797)
Interest income	2,114	2,526	2,896	3,484	11,020

Income before income taxes	186,695	192,274	183,381	275,496	837,846
Provision for income taxes	26,864	27,410	27,383	48,434	130,091

Net income	$159,831	$164,864	$155,998	$227,062	$707,755

Net income per basic common share	2.64	2.74	2.61	3.83	11.80
Weighted-average number of basic common shares	60,580	60,206	59,801	59,329	59,985
Net income per diluted common share	2.62	2.72	2.60	3.81	11.73
Weighted-average number of diluted common shares and equivalents	60,952	60,510	60,081	59,644	60,331
The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year-end. Selling and administrative expenses are typically higher after the first quarter in each year as the Company’s annual payroll merit increases take effect.
The
C
ompany experienced significant increases in purchased intangibles amortization and interest expense beginning in Q2 of 2023 as a result of the Wyatt acquisition.

10
0

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 50 of this Annual Report.

Report of the Independent Registered Public Accounting Firm

See the report of PricewaterhouseCoopers LLP in Item 8 beginning on page 51 of this Annual Report.

Changes in Internal Control Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: Other Information

Insider Trading Arrangements and Related Disclosures

None.

Amendment and Restatement of Bylaws

On February 23, 2024, the Board of Directors of the Company approved an amendment and restatement of the bylaws of the Company (the “Amended Bylaws”), effective as of such date.

Among other matters, the Amended Bylaws:

(1)

revise procedures and disclosure requirements for the nomination of directors and the submission of proposals for consideration at meetings of the stockholders of the Company, including, among other things, limiting the scope of persons to whom such disclosure requirements apply and adding a requirement that a stockholder seeking to nominate director(s) at an annual meeting deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act, no less than seven business days prior to the meeting;

(2)	clarify the applicability of the majority voting standard for contested elections of directors;

(3)	clarify the position, duties and powers of the Chairman and Vice Chairman within the Company structure;

(4)	make certain administrative, modernizing, clarifying and conforming changes, including making updates to reflect recent amendments to the General Corporation Law of the State of Delaware; and

(5)	adopt gender-neutral terms when referring to particular positions, offices or title holders, including the adoption of the title Chair in place of Chairman.

The foregoing description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached hereto as Exhibit 3.5 and incorporated herein by reference.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Dr. Udit Batra, 53, was appointed a Director of the Company as well as President and CEO on September 1, 2020. He most recently served as Chief Executive Officer of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates as MilliporeSigma in the United States and Canada, and as a member of its Executive Board, roles he held from 2014 and 2016, respectively, through July 2020. Prior to that, Dr. Batra served as President and Chief Executive Officer of Merck KGaA, Darmstadt, Germany’s Consumer Health business. Dr. Batra oversaw the company’s Bioethics Advisory Panel and had Board responsibility for the global Information Technology function. Before joining Merck KGaA, Darmstadt, Germany, Dr. Batra held several positions of increasing responsibility at Novartis, including Global Head of Corporate Strategy in Switzerland, Country President for the Pharma Business of Novartis in Australia and New Zealand and the Global Head of Public Health and Market Access in Cambridge, Massachusetts. Dr. Batra also served at the global consultancy McKinsey & Company across the healthcare, consumer and non-profit sectors. Dr. Batra started his career at Merck Research Labs in West Point, Pennsylvania as a research engineer.

Jianqing Bennett, 54, was appointed Senior Vice President of TA Instruments Division on May 1, 2021. Previously, Ms. Bennett served as Senior Vice President, High Growth Markets at Beckman Coulter Diagnostics from November 2017 to March 2021. Prior to that, from 2007-2017, she held various senior management positions at Carestream Health Inc, including serving as President, Medical Digital Solutions from August 2015 to November 2017.

Amol Chaubal, 48, was appointed Chief Financial Officer of Waters Corporation on May 12, 2021. Previously, Mr. Chaubal was Chief Financial Officer of Quanterix Corporation, a life sciences company, where he served as Chief Financial Officer since April 2019. Before Quanterix, Mr. Chaubal served as Chief Financial Officer, Global Operations at Smith & Nephew, a global medical devices company, from October 2017 to April 2019. Prior to his time at Smith & Nephew, he served as Corporate Vice President and Head of Finance for the Clinical Research Services and Access business at Parexel from July 2015 to October 2017.

Information regarding the Company’s directors, any material changes to the process by which security holders may recommend nominees to the Board of Directors and the information required by the Item will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference (the “2024 Proxy Statement”), under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit and Finance Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act will be contained in the 2024 Proxy Statement, under the heading “Delinquent Section 16(a) Reports”. Information regarding the Company’s Audit and Finance Committee and Audit and Finance Committee Financial Expert will be contained in the 2024 Proxy Statement, under the headings “Report of the Audit and Finance Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference.

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

This information will be contained in the 2024 Proxy Statement, under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information will be contained in the 2024 Proxy Statement, under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	939	$265.17	6,680
Equity compensation plans not approved by security holders	—	—	—

Total	939	$265.17	6,680

(1)

Column (a) includes an aggregate of 352 shares of common stock to be issued upon settlement of restricted stock, restricted stock units and performance stock units. The weighted-average share price in column (b) does not take into account restricted stock, restricted stock units or performance stock units, which do not have an exercise price.

See Note 14, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in the 2024 Proxy Statement, under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in the 2024 Proxy Statement, under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit and Finance Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV
Item 15:
 Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:

(1)	Financial Statements:
The consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report and are set forth on pages 54 to 100. The report of PricewaterhouseCoopers LLP (PCAOB ID: 238), an independent registered public accounting
firm, dated February 27, 2024, is set forth beginning on page 51 of this Annual Report.

(2)	Exhibits:

Exhibit Number	Description of Document

2.1	Share Purchase Agreement, dated as of February 14, 2023, by and among Wyatt Technology Corporation, Waters Technologies Corporation, the shareholders named therein and Geofrey Wyatt in his capacity as representative of the shareholders (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 15, 2023 (File No. 001-14010)).

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation (Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010)).+

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010)).

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010)).

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001 (Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010)).

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of February 23, 2024.

4.1	Description of Registrant’s Securities. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K dated February 24, 2021 (File No. 001-14010)).

10.1	Waters Corporation Retirement Plan. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated October 24, 1996 (File No. 333-96934)).*+

10.2	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010)).*

10.3	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2009 (File No. 001-14010)).*

10.4	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2009 (File No. 001-14010)).*

10.5	2014 Waters Corporation Management Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2015 (File No. 001-14010)).*

10.6	Waters Corporation 2009 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507)).*

Exhibit Number	Description of Document

10.7	Waters Corporation 2012 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721)).*

10.8	Form of Waters 2012 Stock Option Agreement - Executive Officers (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.9	Form of Waters 2012 Stock Option Agreement - Directors (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.10	Form of Waters 2012 Restricted Stock Agreement - Directors (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.11	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - Five Year Vesting. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010)).*

10.12	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - One Year Vesting (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010)).*

10.13	Note Purchase Agreement, dated June 30, 2014, between Waters Corporation and the purchases named therein (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2014 (File No. 001-14010)).

10.14	First Amendment to the Note Purchase Agreement, dated as of June 30, 2014 (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.15	Note Purchase Agreement, dated as of May 12, 2016, between Waters Corporation and the purchasers named therein (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2016 (File No. 001-14010)).

10.16	First Amendment to the Note Purchase Agreement, dated as of May 12, 2016 (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.17	Form of Waters 2012 Performance Stock Unit Award Agreement (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 15, 2016 (File No. 001-14010)).*

10.18	Form of Change of Control/Severance Agreement (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 27, 2017 (File No. 001-14010)).*

10.19	Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2018 (File No. 001-14010)).

10.20	First Amendment to the Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.21	Amendment and Restatement Agreement to the Credit Agreement, dated as of September 17, 2021, by and among the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Registrant’s Report on Form 8-K dated September 20, 2021 (File No. 001-14010)).

10.22	Amendment and Incremental Commitment Agreement, dated as of March 3, 2023, by and among the Company, Waters Technologies Corporation, TA Instruments - Waters L.L.C., Waters Asia Limited, Environmental Resource Associates, Inc., the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 7, 2023 (File No. 001-14010)).

Exhibit Number	Description of Document

10.23	Note Purchase Agreement, dated as of September 12, 2019, between Waters Corporation and the purchasers named therein (Incorporated by reference to the Registrant’s Report on Form 8-K dated September 16, 2019 (File No. 001-14010)).

10.24	Form of Performance Stock Unit Award Agreement under the Waters Corporation 2012 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 25, 2020 (File No. 001-14010)).*

10.25	President and Chief Executive Employment Agreement, dated July 14, 2020, between Waters Corporation and Udit Batra (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.26	Change of Control/Severance Agreement, dated as of July 14, 2020, between Waters Corporation and Udit Batra (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.27	Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registration Statement filed on Form S-8 dated June 8, 2020 (File No. 333-239020)).*

10.28	Employee Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.29	Director Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.30	Form of RSU Agreement under the Waters Corporation 2020 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.31	CEO Form of PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.32	Employee (Non-CEO) PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.33	Director Form of RSA Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.34	Note Purchase Agreement, dated as of March 2, 2021, by and among the Company and the purchasers signatory thereto, including the forms of notes (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 4, 2021 (File No. 001-14010)).

10.35	Employment Offer Letter, dated April 16, 2021, between Waters Corporation and Amol Chaubal (Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2021 (File No. 001-14010)).*

10.36	Change of Control and Severance Agreement, dated April 16, 2021, between Waters Corporation and Amol Chaubal (Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2021 (File No. 001-14010)).*

10.37	Multi-Currency Note Purchase and Private Shelf Agreement, dated as of May 11, 2023, between Waters Corporation, PGIM, Inc. and each of the purchasers listed on Schedules A-1 and A-2 attached thereto (Incorporated by reference to the Registrant’s Report on Form 8-K dated May 11, 2023 (File No. 001-14010)).

Exhibit Number	Description of Document

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Waters Mandatory Clawback Policy

101	The following materials from Waters Corporation’s Annual Report on Form
10-K
for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) Notes to Consolidated Financial Statements.

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

WATERS CORPORATION

/s/ Amol Chaubal
Amol Chaubal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2024.

/s/ Dr. Flemming Ornskov, M.D., M.P.H.	Chairman of the Board of Directors
Dr. Flemming Ornskov, M.D., M.P.H.

/s/ Udit Batra, Ph.D.	President and Chief Executive Officer
Udit Batra, Ph.D.	Director (Principal Executive Officer)

/s/ Amol Chaubal	Senior Vice President and Chief Financial Officer
Amol Chaubal	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Linda Baddour	Director
Linda Baddour

/s/ Dan Brennan	Director
Dan Brennan

/s/ Richard Fearon	Director
Richard Fearon

/s/ Pearl S. Huang, Ph.D.	Director
Pearl S. Huang, Ph.D.

/s/ Wei Jiang	Director
Wei Jiang

/s/ Christopher A. Kuebler	Director
Christopher A. Kuebler

/s/ Mark Vergnano	Director
Mark Vergnano