Form 10-Q
period 2024-03-30
WATERS CORP /DE/
filed 2024-05-07
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock as of
May 3
, 2024: 59,319,699

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND
SU
BSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 30, 2024	December 31, 2023

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$337,290	$395,076
Investments	923	898
Accounts receivable, net	626,329	702,168
Inventories	538,634	516,236
Other current assets	139,782	138,489

Total current assets	1,642,958	1,752,867
Property, plant and equipment, net	633,594	639,073
Intangible assets, net	611,147	629,187
Goodwill	1,297,826	1,305,446
Operating lease assets	81,065	84,591
Other assets	242,374	215,690

Total assets	$4,508,964	$4,626,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$50,000	$50,000
Accounts payable	86,219	84,705
Accrued employee compensation	65,098	69,391
Deferred revenue and customer advances	336,718	256,675
Current operating lease liabilities	26,879	27,825
Accrued income taxes	120,520	120,257
Accrued warranty	10,853	12,050
Other current liabilities	152,172	168,677

Total current liabilities	848,459	789,580
Long-term liabilities:
Long-term debt	2,005,761	2,305,513
Long-term portion of retirement benefits	48,977	47,559
Long-term income tax liabilities	137,439	137,123
Long-term operating lease liabilities	55,927	58,926
Other long-term liabilities	155,876	137,812

Total long-term liabilities	2,403,980	2,686,933

Total liabilities	3,252,439	3,476,513
Commitments and contingencies (Notes 6, 7 and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at March 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,882 and 162,709 shares issued, 59,310 and 59,176 shares outstanding at March 30, 2024 and December 31, 2023, respectively	1,629	1,627
Additional paid-in capital	2,291,103	2,266,265
Retained earnings	9,253,017	9,150,821
Treasury stock, at cost, 103,572 and 103,533 shares at March 30, 2024 and December 31, 2023, respectively	(10,147,341)	(10,134,252)
Accumulated other comprehensive loss	(141,883)	(134,120)

Total stockholders’ equity	1,256,525	1,150,341

Total liabilities and stockholders’ equity	$4,508,964	$4,626,854

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023

	(In thousands, except per share data)
Revenues:
Product sales	$376,151	$436,457
Service sales	260,688	248,217

Total net sales	636,839	684,674
Costs and operating expenses:
Cost of product sales	153,182	180,354
Cost of service sales	108,604	104,026
Selling and administrative expenses	174,536	181,956
Research and development expenses	44,595	42,691
Purchased intangibles amortization	11,834	1,479
Litigation provision	10,242	—

Total costs and operating expenses	502,993	510,506

Operating income	133,846	174,168
Other income, net	2,259	1,388
Interest expense	(25,520)	(14,444)
Interest income	4,271	4,061

Income before income taxes	114,856	165,173
Provision for income taxes	12,660	24,250

Net income	$102,196	$140,923

Net income per basic common share	$1.73	$2.39
Weighted-average number of basic common shares	59,232	59,023
Net income per diluted common share	$1.72	$2.38
Weighted-average number of diluted common shares and equivalents	59,431	59,317
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In thousands)
Net income	$102,196	$140,923
Other comprehensive (loss) income:
Foreign currency translation	(9,540)	8,783
Unrealized gains on derivative instruments before reclassifications	2,405	—
Amounts reclassified to interest income	(297)	—

Unrealized gains on derivative instruments before income taxes	2,108	—
Income tax expense	(506)	—

Unrealized gains on derivative instruments, net of tax	1,602	—
Retirement liability adjustment before reclassifications	332	80
Amounts reclassified to other income	(117)	(83)

Retirement liability adjustment before income taxes	215	(3)
Income tax expense	(40)	(4)

Retirement liability adjustment, net of tax	175	(7)
Other comprehensive (loss) income	(7,763)	8,776

Comprehensive income	$94,433	$149,699

The accompanying notes are an integral part of the
interim
consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:	(In thousands)
Net income	$102,196	$140,923
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,913	12,805
Deferred income taxes	4,453	(5,078)
Depreciation	22,129	19,411
Amortization of intangibles	26,385	11,743
Change in operating assets and liabilities:
Decrease in accounts receivable	62,592	44,047
Increase in inventories	(28,309)	(42,621)
Increase in other current assets	(4,707)	(2,123)
D ecrease in other assets	7,369	6,662
Decrease in accounts payable and other current liabilities	(18,418)	(71,257)
Increase in deferred revenue and customer advances	85,901	77,206
(Decrease) i ncrease in other liabilities	(7,634)	5,033

Net cash provided by operating activities	262,870	196,751
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(28,655)	(34,390)
Investments in unaffiliated companies	(1,064)	—
Purchases of investments	(923)	(893)
Maturities and sales of investments	898	877

Net cash used in investing activities	(29,744)	(34,406)
Cash flows from financing activities:
Proceeds from debt issuances	—	50,040
Payments on debt	(300,000)	(145,000)
Proceeds from stock plans	13,932	2,378
Purchases of treasury shares	(13,089)	(69,505)
Proceeds from derivative contracts	6,981	2,876

Net cash used in financing activities	(292,176)	(159,211)
Effect of exchange rate changes on cash and cash equivalents	1,264	2,407

(Decrease) increase in cash and cash equivalents	(57,786)	5,541
Cash and cash equivalents at beginning of period	395,076	480,529

Cash and cash equivalents at end of period	$337,290	$486,070

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2022	162,425	$1,624	$2,199,824	$8,508,587	$(10,063,975)	$(141,572)	$504,488
Net income	—	—	—	140,923	—	—	140,923
Other comprehensive income	—	—	—	—	—	8,776	8,776
Issuance of common stock for employees:
Employee Stock Purchase Plan	8	—	2,000	—	—	—	2,000
Stock options exercised	6	—	969	—	—	—	969
Treasury stock	—	—	—	—	(69,505)	—	(69,505)
Stock-based compensation	111	2	12,170	—	—	—	12,172

Balance April 1, 2023	162,550	$1,626	$2,214,963	$8,649,510	$(10,133,480)	$(132,796)	$599,823

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2023	162,709	$1,627	$2,266,265	$9,150,821	$(10,134,252)	$(134,120)	$1,150,341
Net income	—	—	—	102,196	—	—	102,196
Other comprehensive loss	—	—	—	—	—	(7,763)	(7,763)
Issuance of common stock for employees:
Employee Stock Purchase Plan	8	—	1,996	—	—	—	1,996
Stock options exercised	51	1	12,551	—	—	—	12,552
Treasury stock	—	—	—	—	(13,089)	—	(13,089)
Stock-based compensation	114	1	10,291	—	—	—	10,292

Balance March 30, 2024	162,882	$1,629	$2,291,103	$9,253,017	$(10,147,341)	$(141,883)	$1,256,525

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
On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The acquisition will expand Waters’ portfolio and increase exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its Credit Facility (as defined below). The Company’s financial results for the three months ended March 30, 2024 include the financial results of Wyatt. The Company’s financial results for the three months ended April 1, 2023 do not include any of the financial results of Wyatt since the closing of the Wyatt acquisition occurred in the second fiscal quarter of 2023. In addition, the Company has completed the purchase price allocation for the Wyatt acquisition and there were no material changes as compared to the Company’s preliminary purchase price allocation for the Wyatt acquisition.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2024 and 2023 ended on March 30, 2024 and April 1, 2023, respectively.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions in Form
10-Q
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
for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2024.

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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of March 30, 2024 and December 31, 2023, $305 million out of $338 million and $321 million out of $396 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $239 million out of $338 million and $233 million out of $396 million of cash, cash equivalents and investments were held in currencies other
than the U.S. dollar at March 30, 2024 and December 31, 2023, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (
Continued
)

The following is a summary of the activity of the Company’s allowance for credit losses for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period
Allowance for Credit Losses
March 30, 2024	$19,335	$991	$(5,461)	$14,865
April 1, 2023	$14,311	$1,572	$(1,028)	$14,855
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of March 30, 2024 and December 31, 2023. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at March 30, 2024 (in thousands):

	Total at March 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$923	$—	$923	$—
Waters 401(k) Restoration Plan assets	30,791	30,791	—	—
Interest rate cross-currency swap agreements	7,642	—	7,642	—

Total	$39,356	$30,791	$8,565	$—

Liabilities:
Foreign currency exchange contracts	$75	$—	$75	$—
Interest rate cross-currency swap agreements	5,510	—	5,510	—
Interest rate swap cash flow hedge	865	—	865	—

Total	$6,450	$—	$6,450	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (
Continued
)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands):

	Total at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$898	$—	$898	$—
Waters 401(k) Restoration Plan assets	28,995	28,995	—	—
Foreign currency exchange contracts	183	—	183	—
Interest rate cross-currency swap agreements	4,835	—	4,835	—

Total	$34,911	$28,995	$5,916	$—

Liabilities:
Foreign currency exchange contracts	207	—	207	—
Interest rate cross-currency swap agreements	13,384	—	13,384	—
Interest rate swap cash flow hedge	2,974	—	2,974	—

Total	$16,565	$—	$16,565	$—

Fair Value of 401(k) Restoration Plan Assets
The 401(k) Restoration Plan is a nonqualified defined contribution plan and the assets were held in registered mutual funds and have been classified as Level 1. The fair values of the assets in the plan are determined through market and observable sources from daily quoted prices on nationally recognized securities exchanges.
Fair Value of Cash Equivalents, Investments, Foreign Currency Exchange Contracts, Interest Rate Cross-Currency Swap Agreements and Interest Rate Swap Cash Flow Hedges
The fair values of the Company’s cash equivalents, investments, foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap cash flow hedges are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources.
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both March 30, 2024 and December 31, 2023. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.2 billion at both March 30, 2024 and December 31, 2023, using Level 2 inputs.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company enters into interest rate swaps that will effectively lock-in
the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated
and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the three months ended March 30, 2024, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of March 30, 2024, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges are included in the consolidated balance sheets are classified as follows (in thousands):

	March 30, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
Foreign currency exchange contracts:
Other current assets	$5,000	$—	$24,155	$183
Other current liabilities	$35,314	$75	$16,000	$207
Interest rate cross-currency swap agreements:
Other assets	$285,000	$7,642	$220,000	$4,835
Other liabilities	$340,000	$5,510	$405,000	$13,384
Accumulated other comprehensive income (loss)		$6,942		$(7,975)
Interest rate swap cash flow hedges:
Other liabilities	$100,000	$865	$100,000	$2,974
Accumulated other comprehensive loss		$(865)		$(2,974)
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial Statement Classification	Three Months Ended
		March 30, 2024	April 1, 2023
Foreign currency exchange contracts:
Realized gains on closed contracts	Cost of sales	$257	$30
Unrealized losses on open contracts	Cost of sales	(51)	(78)

Cumulative net pre-tax gains (losses)	Cost of sales	$206	$(48)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,537	$2,655
Unrealized gains (losses) on contracts, net	Accumulated other comprehensive loss	$14,917	$(7,256)
Interest rate swap cash flow hedges:
Interest earned	Interest income	$296	$—
Unrealized gains on	Accumulated other
open contracts	comprehensive loss	$2,109	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Stockholders’ Equity
In December 2023, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2025. The Company’s remaining authorization is $1.0 billion. During the three months ended April 1, 2023, the Company repurchased 0.2
million shares of the Company’s outstanding common stock at a cost of
$58
million under the Company’s share repurchase program. The Company did not make any open market share repurchases in 2024. In addition, the Company repurchased
$13 million and $11 million of common stock related to the vesting of restricted stock units during the three months ended March 30, 2024 and April 1, 2023, respectively.

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
The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
March 30, 2024	$12,050	$480	$(1,677)	$10,853
April 1, 2023	$11,949	$2,177	$(1,815)	$12,311
Restructuring
In March 2024, the Company had a reduction in workforce that impacted approximately 2% of the employees, primarily in China due to the significant decline in sales resulting from lower customer demand, which resulted in the Company incurring approximately $8 million of severance-related costs. During the first quarter of 2024, the Company paid $8 million of severance-related costs in connection with the workforce reductions that occurred in March 2024 and July 2023, with the majority of the remaining costs to be paid in the second quarter of 2024. The accrued restructuring expense was $8 million at both March 30, 2024 and December 31, 2023 and were included in other current liabilities on the consolidated balance sheets.
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

	March 30, 2024	April 1, 2023
Balance at the beginning of the period	$323,516	$285,175
Recognition of revenue included in balance at beginning of the period	(103,996)	(105,222)
Revenue deferred during the period, net of revenue recognized	187,525	193,286

Balance at the end of the period	$407,045	$373,239

The Company classified $70 million and $67 million of deferred revenue and customer advances in other long-term liabilities at March 30, 2024 and December 31, 2023, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

March 30, 2024
Deferred revenue and customer advances expected to be recognized in:
One year or less	$336,718
13-24 months	42,162
25 months and beyond	28,165

Total	$407,045

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets consist of time deposits that mature in one year or less with an amortized cost and a fair value of $0.9 million at both March 30, 2024 and December 31, 2023.
4 Inventories
Inventories are classified as follows (in thousands):

	March 30, 2024	December 31, 2023
Raw materials	$241,744	$233,952
Work in progress	23,825	20,198
Finished goods	273,065	262,086

Total inventories	$538,634	$516,236

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $1.3 billion at both March 30, 2024 and December 31, 2023.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	March 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period

Capitalized software	$655,433	$495,177	5 years	$660,273	$495,317	5 years
Purchased intangibles	612,382	207,620	10 years	614,357	197,154	10 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	14,673	8,698	7 years	14,798	8,429	7 years
Patents and other intangibles	113,028	82,554	8 years	111,962	80,983	8 years

Total	$1,405,196	$794,049	7 years	$1,411,070	$781,883	7 years

The Company capitalized $10 million and $14 million of intangible assets in the three months ended March 30, 2024 and April 1, 2023, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $16 million and $14 million, respectively, in the three months ended March 30, 2024 due to the effects of foreign currency translation. Amortization expense for intangible assets was $26 million and $12 million for the three months ended March 30, 2024 and April 1, 2023, respectively. Amortization expense for intangible assets is estimated to be $108 million per year for each of the next five years.

CONDENSED
NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

6 Debt
The Company has a five-year, $2.0
billion revolving credit facility (the “Credit Facility”) that matures in September 2026. As of March 30, 2024 and December 31, 2023, the Credit Facility had a total of $0.8 billion and $1.1 billion outstanding, respectively.
The interest rates applicable under the Credit Facility are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (1) the prime rate in effect on such day, (2) the Federal Reserve Bank of New York Rate on such day plus 1⁄2 of 1% per annum and (3) the adjusted Term SOFR rate for a one-month interest period as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1% annum) or the applicable 1, 3 or 6 month adjusted Term SOFR or EURIBO rate for euro-denominated loans, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 and 12.5 basis points for alternate base rate loans and between 80 and 112.5 basis points for Term SOFR or EURIBO rate loans. The facility fee on the Credit Facility ranges between 7.5 and 25 basis points per annum, based on the leverage ratio, of the amount of the revolving facility commitments and the outstanding term loan. The Credit Facility requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the Credit Facility includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.
As of both March 30, 2024 and December 31, 2023, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
The Company had the following outstanding debt at March 30, 2024 and December 31, 2023 (in thousands):

	March 30, 2024	December 31, 2023
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000

Total notes payable and debt, current	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	50,000
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	50,000
Credit agreement	750,000	1,050,000
Unamortized debt issuance costs	(4,239)	(4,487)

Total long-term debt	2,005,761	2,305,513

Total debt	$2,055,761	$2,355,513

As of March 30, 2024 and December 31, 2023, the Company had a total amount available to borrow under the Credit Facility of $1.2 billion and $0.9 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 4.42% and 4.69% at March 30, 2024 and December 31, 2023, respectively. As of March 30, 2024, the Company was in compliance with all debt covenants.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $112 million and $114 million at March 30, 2024
and
December 31, 2023, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of March 30, 2024 or December 31, 2023.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of March 30, 2024. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5%
on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the three months ended March 30, 2024 and April 1, 2023 by $2 million and $
3
million, respectively, and increased the Company’s net income per diluted share by $0.03 and $0.05, respectively.
The Company’s effective tax rate for the three months ended March 30, 2024 and April 1, 2023 was 11.0% and 14.7%, respectively. The income tax provision includes a $1 million and a $2 million income tax benefit related to stock-based compensation for the three months ended March 30, 2024 and April 1, 2023, respectively. The remaining differences between the effective tax rates can primarily be attributed to the impact of discrete tax benefits in the current year and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
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
The Company’s gross unrecognized tax benefits, excluding interest and penalties, at March 30, 2024 and April 1, 2023 were $15 million and $30 million, respectively. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2018. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.
Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for
Economic Co-operation and
Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the first quarter of 2024. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.
8 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the three months ended March 30, 2024, the Company recorded
$10
million of patent litigation settlement provisions and related costs. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheet at March 30, 2024.
9 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of March 30, 2024 are immaterial for the years ended December 31, 2024 and thereafter.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended March 30, 2024
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount

Net income per basic common share	$102,196	59,232	$1.73
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	199	(0.01)

Net income per diluted common share	$102,196	59,431	$1.72

	Three Months Ended April 1, 2023
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount

Net income per basic common share	$140,923	59,023	$2.39
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	294	(0.01)

Net income per diluted common share	$140,923	59,317	$2.38

For the three months ended March 30, 2024 and April 1, 2023, the
Company had approximately
 326,000
and approximately
 140,000
stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the applicable period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Loss on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(128,359)	$(3,501)	$(2,260)	$(134,120)
Other comprehensive income (loss), net of tax	(9,540)	175	1,602	(7,763)

Balance at March 30, 2024	$(137,899)	$(3,326)	$(658)	$(141,883)

12 Business Segment Information
The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker. As a result of this evaluation, the Company determined that it has two operating segments:
Waters
TM
and TA
TM
.
The

Waters operating segment is primarily in the business of designing, manufacturing, selling and servicing LC and MS instruments, columns and other precision chemistry consumables that can be integrated and used along with other analytical instruments. Operations of the Wyatt business are part of the Waters operating segment. The TA operating segment is primarily in the business of designing, manufacturing, selling and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two operating segments have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution; and regulatory environments. Because of these similarities, the two segments have been aggregated into one
reporting segment for financial statement purposes.
Net sales for the Company’s products and services are as follows for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Product net sales:
Waters instrument systems	$191,259	$244,211
Chemistry consumables	134,207	133,515
TA instrument systems	50,685	58,731

Total product sales	376,151	436,457
Service net sales:
Waters service	236,433	224,349
TA service	24,255	23,868

Total service sales	260,688	248,217

Total net sales	$636,839	$684,674

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net Sales:
Asia:
China	$85,745	$116,065
Japan	35,547	46,494
Asia Other	86,267	90,522

Total Asia	207,559	253,081
Americas:
United States	202,839	202,305
Americas Other	38,332	44,116

Total Americas	241,171	246,421
Europe	188,109	185,172

Total net sales	$636,839	$684,674

Net sales by customer class are as follows for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Pharmaceutical	$374,207	$384,898
Industrial	195,334	209,650
Academic and government	67,298	90,126

Total net sales	$636,839	$684,674

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
Net sales for the Company recognized at a point in time versus over time are as follows for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales recognized at a point in time:
Instrument systems	$241,944	$302,942
Chemistry consumables	134,207	133,515
Service sales recognized at a point in time (time & materials)	83,325	88,207

Total net sales recognized at a point in time	459,476	524,664
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	177,363	160,010

Total net sales	$636,839	$684,674

13 Recent Accounting Standard Changes and Developments
Recently Issued Accounting Standards
There were no additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form
10-K
for the year ended December 31, 2023. Other amendments to U.S. GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company has two operating segments: WatersTM and TATM. Waters products and services primarily consist of high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLCTM” and, together with HPLC, referred to as “LC”), mass spectrometry (“MS”), light scattering and field-flow fractionation instruments (Wyatt), and precision chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, biochemical, industrial, nutritional safety, environmental, academic and government customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products.

Wyatt Acquisition

On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition will expand Waters’ portfolio and increase exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its revolving credit facility. The Company’s financial results for the three months ended March 30, 2024 include the financial results of Wyatt. The Company’s financial results for the three months ended April 1, 2023 do not include any of the financial results of Wyatt since the closing of the Wyatt acquisition occurred in the second fiscal quarter of 2023.

Financial Overview

The Company’s operating results are as follows for the three months ended March 30, 2024 and April 1, 2023 (dollars in thousands, except per share data):

	Three Months Ended
	March 30, 2024	April 1, 2023	% change
Revenues:
Product sales	$376,151	$436,457	(14%)
Service sales	260,688	248,217	5%

Total net sales	636,839	684,674	(7%)
Costs and operating expenses:
Cost of sales	261,786	284,380	(8%)
Selling and administrative expenses	174,536	181,956	(4%)
Research and development expenses	44,595	42,691	4%
Purchased intangibles amortization	11,834	1,479	700%
Litigation provision	10,242	—	* *

Operating income	133,846	174,168	(23%)
Operating income as a % of sales	21.0%	25.4%
Other income, net	2,259	1,388	* *
Interest expense, net	(21,249)	(10,383)	105%

Income before income taxes	114,856	165,173	(30%)
Provision for income taxes	12,660	24,250	(48%)

Net income	$102,196	$140,923	(27%)

Net income per diluted common share	$1.72	$2.38	(28%)

**	Percentage not meaningful

The Company’s net sales decreased 7% in the first quarter of 2024, as compared to the first quarter of 2023, with foreign currency translation decreasing total sales growth by 1%. The decrease in first quarter sales was driven by lower customer demand for our products across most major regions, except for sales in Europe, which increased 2%, and the U.S., which were flat and benefited from Wyatt sales contributions. The decline in customer demand can be attributed to our customers delaying the purchase of our instrument systems as they remained cautious with their capital spending entering 2024. The Wyatt acquisition increased sales growth by 3% for the first quarter of 2024. In addition, the Company’s first quarter of 2024 had one less calendar day than the first quarter of 2023.

Instrument system sales decreased 20% in the first quarter of 2024 primarily driven by weaker customer demand in all regions of the world. The instrument system sales decline was broad-based across all of our instrument systems but especially for our mass spectrometry instrument systems, where the decline was significantly greater. Our mass spectrometry system sales are higher priced instrument systems that are significantly impacted by the timing and level of funding our academic and government customers receive. In addition, the Wyatt acquisition increased instrument system sales growth by 5% in the first quarter of 2024. Foreign currency translation did not impact instrument system sales growth in the first quarter of 2024.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 3% in the first quarter of 2024, with foreign currency translation decreasing sales growth by 1%. Service revenues increased 5% in the first quarter of 2024, with Wyatt contributing 2% to service revenue growth in the quarter. Chemistry sales increased 1% in the first quarter of 2024 and were impacted by the lower customer demand in China for our products. Excluding the impact of China, the Company’s chemistry sales increased 3% in the first quarter of 2024.

Operating income was $134 million in the first quarter of 2024, a decrease of 23% as compared to $174 million in the first quarter of 2023. The decrease in operating income was primarily due to lower sales volume and the increase in the following expenses: Wyatt acquisition-related retention expense and purchased intangible amortization, which added 10%; severance-related costs associated with a workforce reduction primarily in China, which added 5%; and litigation settlement provisions and related costs, which added 6%. These costs were partially offset by a 5% reduction in costs related to the Wyatt acquisition diligence incurred in the first quarter of 2023.

The Company generated $263 million and $197 million of net cash from operating activities in the first three months of 2024 and 2023, respectively, with the $66 million increase being attributable to lower annual incentive bonus payments and an improvement in working capital in the current year. Net cash used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $29 million and $34 million in the first quarter of 2024 and 2023, respectively.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three months ended March 30, 2024 and April 1, 2023 (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	% change
Net Sales:
Asia:
China	$85,745	$116,065	(26%)
Japan	35,547	46,494	(24%)
Asia Other	86,267	90,522	(5%)

Total Asia	207,559	253,081	(18%)
Americas:
United States	202,839	202,305	—
Americas Other	38,332	44,116	(13%)

Total Americas	241,171	246,421	(2%)
Europe	188,109	185,172	2%

Total net sales	$636,839	$684,674	(7%)

Geographically, the Company’s sales decline in the first quarter of 2024 was broad-based across most major regions except for Europe, which increased 2%, and the U.S., which was flat and benefited from Wyatt sales contributions. The decline in sales can be attributed to the lower demand for our instrument systems and chemistry products as customers delayed the purchase of these products. Foreign currency translation decreased sales growth by 3% in Asia and increased sales growth by 2% in Europe in the first quarter of 2024.

Sales by Trade Class

Net sales by customer class are presented below for the three months ended March 30, 2024 and April 1, 2023 (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	% change
Pharmaceutical	$374,207	$384,898	(3%)
Industrial	195,334	209,650	(7%)
Academic and government	67,298	90,126	(25%)

Total net sales	$636,839	$684,674	(7%)

During the first quarter of 2024, sales to pharmaceutical customers decreased 3%, as growth in Europe and India was offset by weakness across most major regions, with foreign currency translation decreasing pharmaceutical sales growth by 1% and Wyatt contributing 4% to the Company’s pharmaceutical sales growth. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, decreased 7% in the first quarter of 2024, with foreign currency translation decreasing sales growth by 1% and Wyatt contributing 1% to industrial sales growth.

Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period. Our combined sales to academic and government customers decreased 25% in the first quarter of 2024, with foreign currency translation increasing sales by 2% and Wyatt contributing 3% to the Company’s academic and government sales growth. This overall decline in sales of 25% to our academic and government customers in the first quarter of 2024 compares to a 38% increase in academic and government sales in the first quarter of 2023, which represents a two-year compound annual growth rate of 1%.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the three months ended March 30, 2024 and April 1, 2023 (dollars in thousands):

	Three Months Ended
	March 30, 2024	% of Total	April 1, 2023	% of Total	% change
Waters instrument systems	$191,259	34%	$244,211	41%	(22%)
Chemistry consumables	134,207	24%	133,515	22%	1%

Total Waters product sales	325,466	58%	377,726	63%	(14%)
Waters service	236,433	42%	224,349	37%	5%

Total Waters net sales	$561,899	100%	$602,075	100%	(7%)

Waters products and service sales decreased 7% in the first quarter of 2024, with the effect of foreign currency translation decreasing sales growth by 1%. The Wyatt acquisition increased Waters products and service sales growth by approximately 4% in the quarter. Waters instrument system sales decreased 22% in the first quarter of 2024 due to weaker customer demand. Waters service sales increased 5% in the first quarter of 2024 due to higher service demand billing in all regions except for China, partially offset by the negative impact from foreign currency translation which decreased service sales growth by 1%.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the three months ended March 30, 2024 and April 1, 2023 (dollars in thousands):

	Three Months Ended
	March 30, 2024	% of Total	April 1, 2023	% of Total	% change
TA instrument systems	$50,685	68%	$58,731	71%	(14%)
TA service	24,255	32%	23,868	29%	2%

Total TA net sales	$74,940	100%	$82,599	100%	(9%)

TA sales declined 9% in the first quarter of 2024 due to lower customer demand for TA products in all regions except for Latin America and India. Foreign currency translation decreased TA sales growth by 1% in the quarter.

Cost of Sales

Cost of sales decreased by 8% in the first quarter 2024, primarily due to lower sales volume, changes in sales mix and lower freight costs. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to decrease gross profit during 2024.

Selling and Administrative Expenses

Selling and administrative expenses decreased 4% in the first quarter of 2024 primarily due to the $8 million decline in costs related to the Wyatt acquisition diligence incurred in the first quarter of 2023 and the decrease in salary expense resulting from lower headcount from the reductions in workforce that occurred in March 2024. These decreases were partially offset by the increase of $6 million in Wyatt acquisition-related retention expense and the $8 million increase in severance-related costs in connection with a reduction in workforce. In the first quarter of 2024, the Company had a reduction in workforce, primarily impacting China employees, as result of the significant sales volume decline in China’s sales over the last year. This workforce reduction impacted approximately 2% of the Company’s employees worldwide. The effect of foreign currency translation did not have a significant impact on selling and administrative expenses in the first quarter of 2024.

As a percentage of net sales, selling and administrative expenses were 27.4% and 26.6% for the first quarter of 2024 and 2023, respectively.

Research and Development Expenses

Research and development expenses increased 4% in the first quarter of 2024, primarily driven by costs associated with the development of new product and technology initiatives as well as $2 million in Wyatt acquisition-related retention expense. The impact of foreign currency exchange increased expenses by 3% in the first quarter of 2024.

Purchased Intangibles Amortization

The increase in purchased intangible amortization of $10 million in the first quarter of 2024 can be attributed to the Wyatt acquisition intangible assets.

Litigation Provisions

The Company recorded $10 million of patent litigation settlement provisions and related costs in the first quarter of 2024.

Interest Expense, net

Net interest expense in the first quarter of 2024 increased $11 million, which can be primarily attributed to the additional borrowings by the Company to fund the Wyatt acquisition.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of March 30, 2024. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $2 million and $3 million and increased the Company’s net income per diluted share by $0.03 and $0.05 for the first quarter of 2024 and 2023, respectively.

The Company’s effective tax rate for the first quarter of 2024 and 2023 was 11.0% and 14.7%, respectively. The income tax provision includes a $1 million and a $2 million income tax benefit related to stock-based compensation for the first quarter of 2024 and 2023, respectively. The remaining differences between the effective tax rates can primarily be attributed the impact of discrete tax benefits in the current year and to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the first quarter of 2024. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$102,196	$140,923
Depreciation and amortization	48,514	31,154
Stock-based compensation	10,913	12,805
Deferred income taxes	4,453	(5,078)
Change in accounts receivable	62,592	44,047
Change in inventories	(28,309)	(42,621)
Change in accounts payable and other current liabilities	(18,418)	(71,257)
Change in deferred revenue and customer advances	85,901	77,206
Other changes	(4,972)	9,572

Net cash provided by operating activities	262,870	196,751
Net cash used in investing activities	(29,744)	(34,406)
Net cash used in financing activities	(292,176)	(159,211)
Effect of exchange rate changes on cash and cash equivalents	1,264	2,407

(Decrease) increase in cash and cash equivalents	$(57,786)	$5,541

Cash Flow from Operating Activities

Net cash provided by operating activities was $263 million and $197 million during the first quarter of 2024 and 2023, respectively. The decrease in 2024 operating cash flow was primarily a result of lower net income and higher inventory levels, offset by higher cash collections and lower annual incentive bonus payments in 2024 compared to 2023. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 89 days at March 30, 2024 and 91 days at April 1, 2023.

•	The increase in inventory can primarily be attributed to higher material costs.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $30 million and $34 million in the first quarter of 2024 and 2023, respectively. Additions to fixed assets and capitalized software were $29 million and $34 million in the first three months of 2024 and 2023, respectively.

During the first three months of 2024 and 2023, the Company purchased $1 million of investments, while $1 million of investments matured, and were used for financing activities described below.

Cash Flow from Financing Activities

The Company entered into a credit agreement in September 2021 governing the Company’s five-year, $1.8 billion revolving credit facility that matures in September 2026. On March 3, 2023, the Company entered into an agreement to amend such credit agreement. The 2023 Amendment increased the borrowing capacity by $200 million to an aggregate borrowing capacity of $2.0 billion. As of March 30, 2024, the Company had a total of $2.1 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $750 million borrowed under its credit agreement. The Company’s net debt borrowings decreased by $300 million and $95 million during the three months ended March 30, 2024 and April 1, 2023, respectively.

As of March 30, 2024, the Company has entered into interest rate cross-currency swap derivative agreements with durations up to three years with a notional value $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $3 million in the first quarter of 2024 and 2023. The Company anticipates that these swap agreements will lower net interest expense by approximately $8 million in 2024.

In December 2023, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2025. The Company’s remaining authorization is $1.0 billion. During the three months ended April 1, 2023, the Company repurchased 0.2 million shares of the Company’s outstanding common stock at a cost of $58 million under the Company’s share repurchase program. The Company did not make any open market share repurchases in 2024. In addition, the Company repurchased $13 million and $11 million of common stock related to the vesting of restricted stock units during the three months ended March 30, 2024 and April 1, 2023, respectively. While the Company believes that it has the financial flexibility to fund these share repurchases, as well as to invest in research, technology and business acquisitions, given current cash levels and debt borrowing capacity, it has temporarily suspended its share repurchases due to its recent acquisition of Wyatt.

The Company received $14 million and $2 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first three months of 2024 and 2023, respectively.

The Company had cash, cash equivalents and investments of $338 million as of March 30, 2024. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $305 million held by foreign subsidiaries at March 30, 2024, of which $239 million was held in currencies other than U.S. dollars.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. The Company reviewed its contractual obligations and commercial commitments as of March 30, 2024 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended March 30, 2024. The Company did not make any changes in those policies during the three months ended March 30, 2024.

New Accounting Pronouncements

Please refer to Note 13, Recent Accounting Standard Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	foreign currency exchange rate fluctuations potentially affecting translation of the Company’s future non-U.S. operating results, particularly when a foreign currency weakens against the U.S. dollar;

•

current global economic, sovereign and political conditions and uncertainties, including the effect of new or proposed tariff or trade regulations, as well as other new or changed domestic and foreign laws, regulations and policies, changes in inflation and interest rates, the impacts and costs of war, in particular as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East, and the possibility of further escalation resulting in new geopolitical and regulatory instability and the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers;

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

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of March 30, 2024, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of March 30, 2024 and December 31, 2023, $305 million out of $338 million and $321 million out of $396 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $239 million out of $338 million and $233 million out of $396 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at March 30, 2024 and December 31, 2023, respectively. As of March 30, 2024, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of March 30, 2024 would decrease by approximately $24 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the three months ended March 30, 2024. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2024 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended March 30, 2024 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024, other than the $10 million patent litigation settlement provisions and related costs recorded in the three months ended March 30, 2024.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. The Company reviewed its risk factors as of March 30, 2024 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion of certain factors under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may have a material adverse effect on the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This program replaced the remaining amounts available under the pre-existing authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it expired on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. In December 2023, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2025. As of March 30, 2024, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1, 2024 to January 27, 2024	—	$—	—	$961,207
January 28, 2024 to February 24, 2024	9	$329.26	—	$961,207
February 25, 2024 to March 30, 2024	30	$335.87	—	$961,207

Total	39	$334.34	—	$961,207

(1)	The Company repurchased approximately 39,000 shares of common stock at a cost of $13 million related to the vesting of restricted stock during the three months ended March 30, 2024.
Item 5:
 Other Information
Insider Trading Arrangements and Related Disclosures
None.

Item 6: Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

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

Date: May 7, 2024