Form 10-Q
period 2024-06-29
WATERS CORP /DE/
filed 2024-07-31
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 29, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______.
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
(§232.405 of this chapter) during the preceding 12 months (
or
for such shorter period that the registrant was required to submit such files). Yes
 ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, an
d
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
of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock as of July 26, 2024: 59,361,927

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 29, 2024	December 31, 2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$326,427	$395,076
Investments	934	898
Accounts receivable, net	610,088	702,168
Inventories	522,927	516,236
Other current assets	143,307	138,489

Total current assets	1,603,683	1,752,867
Property, plant and equipment, net	636,110	639,073
Intangible assets, net	596,398	629,187
Goodwill	1,297,796	1,305,446
Operating lease assets	81,124	84,591
Other assets	233,936	215,690

Total assets	$4,449,047	$4,626,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$—	$50,000
Accounts payable	78,436	84,705
Accrued employee compensation	56,037	69,391
Deferred revenue and customer advances	316,933	256,675
Current operating lease liabilities	26,367	27,825
Accrued income taxes	134,265	120,257
Accrued warranty	10,437	12,050
Other current liabilities	140,057	168,677

Total current liabilities	762,532	789,580
Long-term liabilities:
Long-term debt	2,006,009	2,305,513
Long-term portion of retirement benefits	48,582	47,559
Long-term income tax liabilities	17,587	137,123
Long-term operating lease liabilities	56,346	58,926
Other long-term liabilities	146,024	137,812

Total long-term liabilities	2,274,548	2,686,933

Total liabilities	3,037,080	3,476,513
Commitments and contingencies (Notes 6, 7 and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at June 29, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,926 and 162,709 shares issued, 59,353 and 59,176 shares outstanding at June 29, 2024 and December 31, 2023, respectively	1,629	1,627
Additional paid-in capital	2,310,372	2,266,265
Retained earnings	9,395,754	9,150,821
Treasury stock, at cost, 103,573 and 103,533 shares at June 29, 2024 and December 31, 2023, respectively	(10,147,586)	(10,134,252)
Accumulated other comprehensive loss	(148,202)	(134,120)

Total stockholders’ equity	1,411,967	1,150,341

Total liabilities and stockholders’ equity	$4,449,047	$4,626,854

The accompanying notes are an integral part
of
the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
	(In thousands, except per share data)
Revenues:
Product sales	$435,144	$477,926
Service sales	273,385	262,650

Total net sales	708,529	740,576
Costs and operating expenses:
Cost of product sales	175,836	194,354
Cost of service sales	112,408	106,722
Selling and administrative expenses	173,247	186,953
Research and development expenses	46,182	45,873
Purchased intangibles amortization	11,744	6,815

Total costs and operating expenses	519,417	540,717

Operating income	189,112	199,859
Other expense, net	(302)	(352)
Interest expense	(23,726)	(23,272)
Interest income	4,328	4,040

Income before income taxes	169,412	180,275
Provision for income taxes	26,675	29,721

Net income	$142,737	$150,554

Net income per basic common share	$2.41	$2.56
Weighted-average number of basic common shares	59,339	58,857
Net income per diluted common share	$2.40	$2.55
Weighted-average number of diluted common shares and equivalents	59,451	59,010
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
	(In thousands, except per share data)
Revenues:
Product sales	$811,295	$914,383
Service sales	534,073	510,867

Total net sales	1,345,368	1,425,250
Costs and operating expenses:
Cost of product sales	329,018	374,708
Cost of service sales	221,012	210,748
Selling and administrative expenses	347,783	368,909
Research and development expenses	90,777	88,564
Purchased intangibles amortization	23,578	8,294
Litigation provision	10,242	—

Total costs and operating expenses	1,022,410	1,051,223

Operating income	322,958	374,027
Other income, net	1,957	1,036
Interest expense	(49,246)	(37,716)
Interest income	8,599	8,101

Income before income taxes	284,268	345,448
Provision for income taxes	39,335	53,971

Net income	$244,933	$291,477

Net income per basic common share	$4.13	$4.97
Weighted-average number of basic common shares	59,287	58,703
Net income per diluted common share	$4.12	$4.95
Weighted-average number of diluted common shares and equivalents	59,445	58,909
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)		(In thousands)
Net income	$142,737	$150,554	$244,933	$291,477
Other comprehensive (loss) income:
Foreign currency translation	(6,675)	3,984	(16,215)	12,767
Unrealized gains on derivative instruments before reclassifications	829	—	3,234	—
Amounts reclassified to interest income	(277)	—	(574)	—

Unrealized gains on derivative instruments before income taxes	552	—	2,660	—
Income tax expense	(132)	—	(638)	—

Unrealized gains on derivative instruments, net of tax	420	—	2,022	—
Retirement liability adjustment before reclassifications	(181)	91	151	171
Amounts reclassified to other income, net	59	(84)	(58)	(167)

Retirement liability adjustment before income taxes	(122)	7	93	4
Income tax benefit	58	5	18	1

Retirement liability adjustment, net of tax	(64)	12	111	5
Other comprehensive (loss) income	(6,319)	3,996	(14,082)	12,772

Comprehensive income	$136,418	$154,550	$230,851	$304,249

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
	(In thousands)
Cash flows from operating activities:
Net income	$244,933	$291,477
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,346	23,734
Deferred income taxes	3,958	(6,435)
Depreciation	44,375	40,172
Amortization of intangibles	51,368	29,866
Change in operating assets and liabilities:
Decrease in accounts receivable	69,642	50,273
Increase in inventories	(16,709)	(63,607)
Increase in other current assets	(12,549)	(19,044)
Decrease in other assets	6,802	12
Decrease in accounts payable and other current liabilities	(31,206)	(122,836)
Increase in deferred revenue and customer advances	69,352	81,659
Decrease in other liabilities	(134,908)	(90,402)

Net cash provided by operating activities	317,404	214,869
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(64,759)	(80,997)
Business acquisitions, net of cash acquired	—	(1,285,907)
Investments in unaffiliated companies	(1,064)	—
Purchases of investments	(1,855)	(893)
Maturities and sales of investments	1,819	877

Net cash used in investing activities	(65,859)	(1,366,920)
Cash flows from financing activities:
Proceeds from debt issuances	170,000	1,450,040
Payments on debt	(520,000)	(395,040)
Payments of debt issuance costs	—	(218)
Proceeds from stock plans	21,836	8,628
Purchases of treasury shares	(13,334)	(69,741)
Proceeds from derivative contracts	15,285	5,294

Net cash (used in) provided by financing activities	(326,213)	998,963
Effect of exchange rate changes on cash and cash equivalents	6,019	2,252

Decrease in cash and cash equivalents	(68,649)	(150,836)
Cash and cash equivalents at beginning of period	395,076	480,529

Cash and cash equivalents at end of period	$326,427	$329,693

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance April 1, 2023	162,550	$1,626	$2,214,963	$8,649,510	$(10,133,480)	$(132,796)	$599,823
Net income	—	—	—	150,554	—	—	150,554
Other comprehensive income	—	—	—	—	—	3,996	3,996
Issuance of common stock for employees:
Employee Stock Purchase Plan	13	—	3,933	—	—	—	3,933
Stock options exercised	11	—	2,316	—	—	—	2,316
Treasury stock	—	—	—	—	(236)	—	(236)
Stock-based compensation	2	—	10,843	—	—	—	10,843

Balance July 1, 2023	162,576	$1,626	$2,232,055	$8,800,064	$(10,133,716)	$(128,800)	$771,229

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance March 30, 2024	162,882	$1,629	$2,291,103	$9,253,017	$(10,147,341)	$(141,883)	$1,256,525
Net income	—	—	—	142,737	—	—	142,737
Other comprehensive loss	—	—	—	—	—	(6,319)	(6,319)
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	2,794	—	—	—	2,794
Stock options exercised	32	—	5,060	—	—	—	5,060
Treasury stock	—	—	—	—	(245)	—	(245)
Stock-based compensation	2	—	11,415	—	—	—	11,415

Balance June 29, 2024	162,926	$1,629	$2,310,372	$9,395,754	$(10,147,586)	$(148,202)	$1,411,967

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2022	162,425	$1,624	$2,199,824	$8,508,587	$(10,063,975)	$(141,572)	$504,488
Net income	—	—	—	291,477	—	—	291,477
Other comprehensive income	—	—	—	—	—	12,772	12,772
Issuance of common stock for employees:
Employee Stock Purchase Plan	21	—	5,933	—	—	—	5,933
Stock options exercised	17	—	3,285	—	—	—	3,285
Treasury stock	—	—	—	—	(69,741)	—	(69,741)
Stock-based compensation	113	2	23,013	—	—	—	23,015

Balance July 1, 2023	162,576	$1,626	$2,232,055	$8,800,064	$(10,133,716)	$(128,800)	$771,229

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2023	162,709	$1,627	$2,266,265	$9,150,821	$(10,134,252)	$(134,120)	$1,150,341
Net income	—	—	—	244,933	—	—	244,933
Other comprehensive loss	—	—	—	—	—	(14,082)	(14,082)
Issuance of common stock for employees:
Employee Stock Purchase Plan	18	—	4,790	—	—	—	4,790
Stock options exercised	83	1	17,611	—	—	—	17,612
Treasury stock	—	—	—	—	(13,334)	—	(13,334)
Stock-based compensation	116	1	21,706	—	—	—	21,707

Balance June 29, 2024	162,926	$1,629	$2,310,372	$9,395,754	$(10,147,586)	$(148,202)	$1,411,967

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
On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The acquisition expanded Waters’ portfolio and increased exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its Credit Facility (as defined below). The Company’s financial results for the three and six months ended June 29, 2024 include the financial results of Wyatt. The Company’s financial results for the three and six months ended July 1, 2023 only include one-and-a-half
months of the financial results of Wyatt as the closing of the acquisition occurred during the second quarter of 2023. In addition, the Company has completed the purchase price allocation for the Wyatt acquisition and there were no material changes as compared to the Company’s preliminary purchase price allocation for the Wyatt acquisition.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2024 and 2023 ended on June 29, 2024 and July 1, 2023, respectively.
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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of June 29, 2024 and December 31, 2023, $290 million out of $327 million and $321 million out of $396 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $228 million out of $327 million and $233 million out of $396 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at June 29, 2024 and December 31, 2023, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s allowance for credit losses for the six months ended June 29, 2024 and July 1, 2023 (in thousands):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period
Allowance for Credit Losses
June 29, 2024	$19,335	$1,691	$(6,882)	$14,144
July 1, 2023	$14,311	$3,075	$(2,432)	$14,954
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of June 29, 2024 and December 31, 2023. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at June 29, 2024 (in thousands):

	Total at June 29, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$934	$—	$934	$—
Waters 401(k) Restoration Plan assets	30,158	30,158	—	—
Foreign currency exchange contracts	128	—	128	—
Interest rate cross-currency swap agreements	6,010	—	6,010	—
Interest rate swap cash flow hedge	206	—	206	—

Total	$37,436	$30,158	$7,278	$—

Liabilities:
Foreign currency exchange contracts	$86	$—	$86	$—
Interest rate cross-currency swap agreements	2,837	—	2,837	—
Interest rate swap cash flow hedge	519	—	519	—

Total	$3,442	$—	$3,442	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands):

	Total at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$898	$—	$898	$—
Waters 401(k) Restoration Plan assets	28,995	28,995	—	—
Foreign currency exchange contracts	183	—	183	—
Interest rate cross-currency swap agreements	4,835	—	4,835	—

Total	$34,911	$28,995	$5,916	$—

Liabilities:
Foreign currency exchange contracts	207	—	207	—
Interest rate cross-currency swap agreements	13,384	—	13,384	—
Interest rate swap cash flow hedge	2,974	—	2,974	—

Total	$16,565	$—	$16,565	$—

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
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both June 29, 2024 and December 31, 2023. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.1 billion and
 $1.2
billion at June 29, 2024 and December 31, 2023, respectively, using Level 2 inputs.
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
Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company enters into interest rate swaps that will effectively lock-in
the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated
and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the six months ended June 29, 2024, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of June 29, 2024, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges are included in the consolidated balance sheets are classified as follows (in thousands):

	June 29, 2024		December 31, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$16,000	$128	$24,155	$183
Other current liabilities	$24,428	$86	$16,000	$207
Interest rate cross-currency swap agreements:
Other assets	$405,000	$6,010	$220,000	$4,835
Other liabilities	$220,000	$2,837	$405,000	$13,384
Accumulated other comprehensive income (loss)		$13,589		$(7,975)
Interest rate swap cash flow hedges:
Other assets	$50,000	$206	$—	$—
Other liabilities	$50,000	$519	$100,000	$2,974
Accumulated other comprehensive loss		$(314)		$(2,974)
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial	Three Months Ended		Six Months Ended
	Statement Classification	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign currency exchange contracts:
Realized gains on closed contracts	Cost of sales	$794	$675	$1,051	$705
Unrealized gains (losses) on open contracts	Cost of sales	117	(213)	66	(291)

Cumulative net pre-tax gains	Cost of sales	$911	$462	$1,117	$414

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,590	$2,673	$5,127	$5,328
Unrealized gains (losses) on open contracts	Other comprehensive income	$6,647	$(1,400)	$21,564	$(8,656)
Interest rate swap cash flow hedges:
Interest earned	Interest income	$278	$—	$574	$—
Unrealized gains (losses) on open contracts	Other comprehensive income	$551	$—	$2,660	$—
Stockholders’ Equity
In December 2023, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2025. The Company’s remaining authorization is $
1.0
 billion. During the six months ended July 1, 2023, the Company repurchased 0.2 million shares of the Company’s outstanding common stock at a cost of $
58
 million under the Company’s share repurchase program. The Company did not make any open market share repurchases in 2024. In addition, the Company repurchased $
13
 million and $
11
 million of common stock related to the vesting of restricted stock units during the six months ended June 29, 2024 and July 1, 2023, respectively.

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
The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended June 29, 2024 and July 1, 2023 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
June 29, 2024	$12,050	$1,880	$(3,493)	$10,437
July 1, 2023	$11,949	$3,983	$(3,523)	$12,409
Restructuring
In March 2024, the Company had a reduction in workforce that impacted approximately 2%
of the Company’s employees, primarily in China, where there had been a significant decline in sales as a result of lower customer demand, which resulted in the Company incurring approximately
$8
million of severance-related costs. During the six months ended June 29, 2024, the Company paid
$11
million of severance-related costs in connection with the workforce reductions that occurred in March 2024 and July 2023, with the majority of the remaining costs to be paid in the second half of 2024. The accrued restructuring expense was approximately
$4 million at June 29, 2024 and $8
million at December 31, 2023 and included in other current liabilities on the consolidated balance sheets.
Subsequent Event
On July 12, 2024 the Company entered into a private Master Note Facility Agreement (the “Shelf Agreement”) pursuant to which the Company may, at its option, authorize the issuance and sale of senior promissory notes (the “Shelf Notes”) up to an aggregate principal amount of
$200
 million. The purchase of any Shelf Notes is in the sole discretion of NYL Investors LLC. Any Shelf Notes sold or issued pursuant to the Shelf Agreement will mature no more than years after the issuance date and will bear interest on the unpaid balance from the issuance date at the rates specified in the Shelf Agreement. As of July 31, 2024 the Company has
not
issued any Shelf Notes under the Shelf Agreement.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s deferred revenue and customer advances for the six months ended June 29, 2024 and July 1, 2023 (in thousands):

	June 29, 2024	July 1, 2023
Balance at the beginning of the period	$323,516	$285,175
Recognition of revenue included in balance at beginning of the period	(192,050)	(176,508)
Revenue deferred during the period, net of revenue recognized	251,599	284,863

Balance at the end of the period	$383,065	$393,530

The Company classified $
66
 million and $
67
 million of deferred revenue and customer advances in other long-term liabilities at June 29, 2024 and December 31, 2023, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

June 29, 2024
Deferred revenue and customer advances expected to be recognized in:
One year or less	$316,933
13-24 months	41,395
25 months and beyond	24,737

Total	$383,065

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets consist of time deposits that mature in one year or less with an amortized cost and a fair value of $0.9 million at both June 29, 2024 and December 31, 2023.
4 Inventories
Inventories are classified as follows (in thousands):

	June 29, 2024	December 31, 2023
Raw materials	$236,091	$233,952
Work in progress	24,976	20,198
Finished goods	261,860	262,086

Total inventories	$522,927	$516,236

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $1.3 billion at both June 29, 2024 and December 31, 2023.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	June 29, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$657,175	$499,290	5 years	$660,273	$495,317	5 years
Purchased intangibles	611,721	218,781	10 years	614,357	197,154	10 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	14,665	9,029	7 years	14,798	8,429	7 years
Patents and other intangibles	114,537	84,280	8 years	111,962	80,983	8 years

Total	$1,407,778	$811,380	7 years	$1,411,070	$781,883	7 years

The Company capitalized intangible assets in the amounts of $10 million and $431 million in the three months ended June 29, 2024 and July 1, 2023, respectively, and $20 million and $445 million in the six months ended June 29, 2024 and July 1, 2023, respectively. The increases in intangible assets in the three and six months ended July 1, 2023 were a result of the Wyatt acquisition.
The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $
23
 million and $
22
 million, respectively, in the six months ended June 29, 2024 due to the effects of foreign currency translation.
Amortization expense for intangible assets was $
25
 million and $
18
 million for the three months ended June 29, 2024 and July 1, 2023. Amortization expense for intangible assets was $
51
 million and $
30
 million for the six months ended June 29, 2024 and July 1, 2023, respectively. Amortization expense for intangible assets is estimated to be $
105
 million per year for each of the next five years.
6 Debt
The Company has a five-year, $2.0 billion revolving credit facility (the “Credit Facility”) that matures in September 2026. As of June 29, 2024 and December 31, 2023, the Credit Facility had a total of $0.8 billion and $1.1 billion outstanding, respectively.
The interest rates applicable under the Credit Facility are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (1) the prime rate in effect on such day, (2) the Federal Reserve Bank of New York Rate on such day plus
1
⁄
2
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
As of both June 29, 2024 and December 31, 2023, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding. In the event of a

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
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

The Company had the following outstanding debt at June 29, 2024 and December 31, 2023 (in thousands):

	June 29, 2024	December 31, 2023
Senior unsecured notes - Series G - 3.92%, due June 2024	—	50,000

Total notes payable and debt, current	—	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	50,000
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	50,000
Credit agreement	750,000	1,050,000
Unamortized debt issuance costs	(3,991)	(4,487)

Total long-term debt	2,006,009	2,305,513

Total debt	$2,006,009	$2,355,513

As of June 29, 2024 and December 31, 2023, the Company had a total amount available to borrow under the Credit Facility of $1.2 billion and $0.9 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 4.44% and 4.69% at June 29, 2024 and December 31, 2023, respectively. As of June 29, 2024, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $111 million and $114 million at June 29, 2024 and December 31, 2023, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of June 29, 2024 or December 31, 2023.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of June 29, 2024. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the six months ended June 29, 2024 and July 1, 2023 by $5 million and $7 million, respectively, and increased the Company’s net income per diluted share by $0.09 and $0.11, respectively.
The Company’s effective tax rate for the three months ended June 29, 2024 and July 1, 2023 was 15.7% and 16.5%, respectively. The decrease between the effective tax rates can be primarily attributed to a higher tax benefit related to stock-based compensation in the three months ended June 29, 2024, with the remaining difference due to the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s effective tax rate for the six months ended June 29, 2024 and July 1, 2023 was 13.8% and 15.6%, respectively. The decrease between the effective tax rates can primarily be attributed to a higher tax benefit related to stock-based compensation in 2024, the impact of discrete tax benefits in the current year and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
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
The Company’s gross unrecognized tax benefits, excluding interest and penalties, at June 29, 2024 and July 1, 2023 were $15 million and $30 million, respectively. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2018. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.
Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for
Economic Co-operation and
Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the three and six months ended June 29, 2024. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.
8 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the six months ended June 29, 2024, the Company recorded and paid
$10
million of patent litigation settlement and related costs.
9 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of June 29, 2024 are immaterial for the years ended December 31, 2024 and thereafter.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended June 29, 2024
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$142,737	59,339	$2.41
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	112	(0.01)

Net income per diluted common share	$142,737	59,451	$2.40

	Three Months Ended July 1, 2023
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$150,554	58,857	$2.56
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	153	(0.01)

Net income per diluted common share	$150,554	59,010	$2.55

	Six Months Ended June 29, 2024
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$244,933	59,287	$4.13
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	158	(0.01)

Net income per diluted common share	$244,933	59,445	$4.12

	Six Months Ended July 1, 2023
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$291,477	58,703	$4.97
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	206	(0.02)

Net income per diluted common share	$291,477	58,909	$4.95

The Company had 270 thousand and 128 thousand stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the three and six months ended June 29, 2024, respectively. For the three and six months ended July 1, 2023, the Company had 362 thousand and 260 thousand stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Loss on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(128,359)	$(3,501)	$(2,260)	$(134,120)
Other comprehensive income (loss), net of tax	(16,215)	111	2,022	(14,082)

Balance at June 29, 2024	$(144,574)	$(3,390)	$(238)	$(148,202)

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
Net sales for the Company’s products and services are as follows for the three and six months ended June 29, 2024 and July 1, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Product net sales:
Waters instrument systems	$235,228	$279,940	$426,487	$524,151
Chemistry consumables	141,085	135,919	275,292	269,434
TA instrument systems	58,831	62,067	109,516	120,798

Total product sales	435,144	477,926	811,295	914,383
Service net sales:
Waters service	246,248	237,376	482,681	461,725
TA service	27,137	25,274	51,392	49,142

Total service sales	273,385	262,650	534,073	510,867

Total net sales	$708,529	$740,576	$1,345,368	$1,425,250

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and six months ended June 29, 2024 and July 1, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Sales:
Asia:
China	$100,105	$114,981	$185,850	$231,046
Japan	33,352	37,380	68,899	83,874
Asia Other	103,974	102,262	190,241	192,784

Total Asia	237,431	254,623	444,990	507,704
Americas:
United States	231,931	238,955	434,770	441,260
Americas Other	42,537	43,972	80,869	88,088

Total Americas	274,468	282,927	515,639	529,348
Europe	196,630	203,026	384,739	388,198

Total net sales	$708,529	$740,576	$1,345,368	$1,425,250

Net sales by customer class are as follows for the three and six months ended June 29, 2024 and July 1, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Pharmaceutical	$415,747	$426,744	$789,954	$811,642
Industrial	221,385	229,655	416,719	439,305
Academic and government	71,397	84,177	138,695	174,303

Total net sales	$708,529	$740,576	$1,345,368	$1,425,250

Net sales for the Company recognized at a point in time versus over time are as follows for the three and six months ended June 29, 2024 and July 1, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales recognized at a point in time:
Instrument systems	$294,059	$342,007	$536,003	$644,949
Chemistry consumables	141,085	135,919	275,292	269,434
Service sales recognized at a point in time (time & materials)	92,075	92,711	175,400	180,918

Total net sales recognized at a point in time	527,219	570,637	986,695	1,095,301
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	181,310	169,939	358,673	329,949

Total net sales	$708,529	$740,576	$1,345,368	$1,425,250

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

Wyatt Acquisition

On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition expanded Waters’ portfolio and increase exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its revolving credit facility. The Company’s financial results for the three and six months ended June 29, 2024 include the financial results of Wyatt. The Company’s financial results for the three and six months ended July 1, 2023 only include one-and-a-half months of Wyatt’s financial results as the closing of the acquisition occurred during the second quarter of 2023.

Financial Overview

The Company’s operating results are as follows for the three and six months ended June 29, 2024 and July 1, 2023 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	% change	June 29, 2024	July 1, 2023	% change
Revenues:
Product sales	$435,144	$477,926	(9%)	$811,295	$914,383	(11%)
Service sales	273,385	262,650	4%	534,073	510,867	5%

Total net sales	708,529	740,576	(4%)	1,345,368	1,425,250	(6%)
Costs and operating expenses:
Cost of sales	288,244	301,076	(4%)	550,030	585,456	(6%)
Selling and administrative expenses	173,247	186,953	(7%)	347,783	368,909	(6%)
Research and development expenses	46,182	45,873	1%	90,777	88,564	2%
Purchased intangibles amortization	11,744	6,815	72%	23,578	8,294	184%
Litigation provision	—	—	—	10,242	—	100%

Operating income	189,112	199,859	(5%)	322,958	374,027	(14%)
Operating income as a % of sales	26.7%	27.0%		24.0%	26.2%
Other income, net	(302)	(352)	(14%)	1,957	1,036	89%
Interest expense, net	(19,398)	(19,232)	1%	(40,647)	(29,615)	37%

Income before income taxes	169,412	180,275	(6%)	284,268	345,448	(18%)
Provision for income taxes	26,675	29,721	(10%)	39,335	53,971	(27%)

Net income	$142,737	$150,554	(5%)	$244,933	$291,477	(16%)

Net income per diluted common share	$2.40	$2.55	(6%)	$4.12	$4.95	(17%)

The Company’s net sales decreased 4% in the second quarter of 2024, as compared to the second quarter of 2023, with foreign currency translation decreasing total sales growth by 2%. For the first half of 2024, the Company’s net sales decreased 6% with the effect of foreign currency translation decreasing sales growth by 1% as compared to the first half of 2023. In both the second quarter and first half of 2024, the Company’s net sales were negatively impacted by our customers delaying the purchase of our instrument systems as they remained cautious with their capital spending during the first half of 2024. The Wyatt acquisition increased sales growth by 2% and 3% for the second quarter and first half of 2024, respectively. In addition, the Company’s first half of 2024 had one less calendar day than the first half of 2023. At current foreign currency exchange rates, the Company expects that foreign currency translation will have a negative impact on sales for the remainder of 2024.

Instrument system sales decreased 14% and 17% for the second quarter and first half of 2024, respectively, primarily driven by weaker customer demand across all major regions. The decline in instrument system sales was broad-based across all of our instrument systems and was led by our mass spectrometry instrument systems, which are higher priced instruments that are significantly impacted by the timing and level of funding our academic and government customers receive. The Wyatt acquisition increased instrument system sales growth by 4% for both the second quarter and first half of 2024. Foreign currency translation decreased instrument system sales growth by 1% in the second quarter of 2024 but had no impact in the first half of 2024.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 4% for both the second quarter and first half of 2024, with foreign currency translation decreasing sales growth by 2% in both the second quarter and first half of 2024. Service revenues increased 4% and 5% for the second quarter and first half of 2024, respectively. Wyatt contributed 1% and 2% to service revenue growth for the second quarter and first half of 2024, respectively. Chemistry sales growth increased 4% and 2% for the second quarter and first half of 2024, respectively, and was impacted by the lower customer demand in China for our products.

Operating income decreased for the second quarter and first half of 2024, primarily due to lower sales volume as well as the Wyatt acquisition-related retention expenses and purchased intangibles amortization, which collectively decreased operating income by 8% and 10%, respectively. In addition, operating income for the first half of 2024 was impacted by first quarter of 2024 severance-related costs associated with a workforce reduction primarily in China and a litigation settlement, which collectively decreased operating income by 5%. These costs were partially offset by cost savings from recent workforce reductions and the absence of transaction costs related to the Wyatt acquisition. The negative effect of foreign currency translation lowered operating income by approximately $9 million and $16 million for the second quarter and first half of 2024, respectively.

The Company generated $317 million and $215 million of net cash from operating activities in the first half of 2024 and 2023, respectively, with the $102 million increase being attributable to lower annual incentive bonus payments and an improvement in working capital in the current year. Net cash used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $65 million and $81 million in the first half of 2024 and 2023, respectively.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and six months ended June 29, 2024 and July 1, 2023 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	% change	June 29, 2024	July 1, 2023	% change
Net Sales:
Asia:
China	$100,105	$114,981	(13%)	$185,850	$231,046	(20%)
Japan	33,352	37,380	(11%)	68,899	83,874	(18%)
Asia Other	103,974	102,262	2%	190,241	192,784	(1%)

Total Asia	237,431	254,623	(7%)	444,990	507,704	(12%)
Americas:
United States	231,931	238,955	(3%)	434,770	441,260	(1%)
Americas Other	42,537	43,972	(3%)	80,869	88,088	(8%)

Total Americas	274,468	282,927	(3%)	515,639	529,348	(3%)
Europe	196,630	203,026	(3%)	384,739	388,198	(1%)

Total net sales	$708,529	$740,576	(4%)	$1,345,368	$1,425,250	(6%)

Geographically, the decline in the Company’s sales in the second quarter and first half of 2024 was broad-based across most major regions, led by China and Japan, while sales in India increased 11% and 13% in the second quarter and first half of 2024, respectively. The broad-based decline in sales can be attributed to the lower demand for our instrument systems as customers delayed the purchase of these products. Excluding China sales, the Company’s sales declined 3% for both the second quarter and first half of 2024. Foreign currency translation decreased sales growth in Asia by 5% and 4% for the second quarter and first half of 2024 respectively. Foreign currency translation decreased sales growth in Japan by 12% and 9% for the second quarter and first half of 2024, respectively.

Sales by Trade Class

Net sales by customer class are presented below for the three and six months ended June 29, 2024 and July 1, 2023 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	% change	June 29, 2024	July 1, 2023	% change
Pharmaceutical	$415,747	$426,744	(3%)	$789,954	$811,642	(3%)
Industrial	221,385	229,655	(4%)	416,719	439,305	(5%)
Academic and government	71,397	84,177	(15%)	138,695	174,303	(20%)

Total net sales	$708,529	$740,576	(4%)	$1,345,368	$1,425,250	(6%)

During the second quarter of 2024, sales to pharmaceutical customers decreased 3%, as growth in India was offset by weakness across most other major regions, with foreign currency translation decreasing pharmaceutical sales growth by 2% and Wyatt contributing 3% to the Company’s pharmaceutical sales growth. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, decreased 4% in the second quarter of 2024, with foreign currency translation decreasing sales growth by 1% and Wyatt contributing 1% to industrial sales growth. Combined sales to academic and government customers decreased 15% in the second quarter of 2024, with foreign currency translation decreasing sales growth by 1% and Wyatt contributing 2% to the Company’s academic and government sales growth.

During the first half of 2024, sales to pharmaceutical customers decreased 3%, primarily driven by weakness in customer demand in China, with foreign currency translation decreasing pharmaceutical sales growth by 1% and Wyatt contributing 4%. Combined sales to industrial customers decreased 5%, with foreign currency translation decreasing sales growth by 1% and Wyatt contributing 1% to industrial sales growth. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period. Combined sales to academic and government customers decreased 20%, with foreign currency translation having minimal impact on sales growth and Wyatt contributing 3% to the Company’s academic and government sales growth. This overall decline in sales of 20% to our academic and government customers in the first half of 2024 compares to a 30% increase in academic and government sales in the first half of 2023, which represents a two-year compound annual growth rate of 2%.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the three and six months ended June 29, 2024 and July 1, 2023 (dollars in thousands):

	Three Months Ended
	June 29, 2024	% of Total	July 1, 2023	% of Total	% change
Waters instrument systems	$235,228	38%	$279,940	43%	(16%)
Chemistry consumables	141,085	22%	135,919	21%	4%

Total Waters product sales	376,313	60%	415,859	64%	(10%)
Waters service	246,248	40%	237,376	36%	4%

Total Waters net sales	$622,561	100%	$653,235	100%	(5%)

	Six Months Ended
	June 29, 2024	% of Total	July 1, 2023	% of Total	% change
Waters instrument systems	$426,487	36%	$524,151	42%	(19%)
Chemistry consumables	275,292	23%	269,434	21%	2%

Total Waters product sales	701,779	59%	793,585	63%	(12%)
Waters service	482,681	41%	461,725	37%	5%

Total Waters net sales	$1,184,460	100%	$1,255,310	100%	(6%)

Waters products and service sales decreased 5% and 6% for the second quarter and first half of 2024, respectively, with the effect of foreign currency translation decreasing sales growth by 2% and 1% for the second quarter and first half of 2024, respectively. The contribution from Wyatt increased Waters products and service sales growth by 3% for both the second quarter and first half of 2024. Waters instrument system sales decreased by 16% and 19% for the second quarter and first half of 2024, respectively, due to weaker customer demand across most major regions. Wyatt’s instrument system sales contributed 5% to Waters instrument system sales growth for both the second quarter and first half of 2024. The increase in Waters chemistry consumables sales was primarily due to the continued demand in most major geographies, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers, partially offset by the negative impact from foreign currency translation which decreased sales growth by 1% in both the second quarter and first half of 2024. Waters service sales increased 4% and 5% for the second quarter and first half of 2024, respectively, due to higher service demand billing in all regions except for China, partially offset by the negative impact from foreign currency translation which decreased service sales growth by 2% and 1% in the second quarter and first half of 2024, respectively. Wyatt service revenues added 1% and 2% to Waters service revenue growth for the second quarter and first half of 2024, respectively.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the three and six months ended June 29, 2024 and July 1, 2023 (dollars in thousands):

	Three Months Ended
	June 29, 2024	% of Total	July 1, 2023	% of Total	% change
TA instrument systems	$58,831	68%	$62,067	71%	(5%)
TA service	27,137	32%	25,274	29%	7%

Total TA net sales	$85,968	100%	$87,341	100%	(2%)

	Six Months Ended
	June 29, 2024	% of Total	July 1, 2023	% of Total	% change
TA instrument systems	$109,516	68%	$120,798	71%	(9%)
TA service	51,392	32%	49,142	29%	5%

Total TA net sales	$160,908	100%	$169,940	100%	(5%)

TA sales declined 2% and 5% for the second quarter and first half of 2024, respectively, due to lower customer demand for TA instrument systems across most major regions. Foreign currency translation decreased sales by 2% for both the second quarter and first half of 2024.

Cost of Sales

Cost of sales decreased by 4% and 6% in the second quarter and first half of 2024, respectively. The decrease in these periods is primarily due to lower sales volume and changes in sales mix. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to decrease gross profit during 2024.

Selling and Administrative Expenses

Selling and administrative expenses decreased 7% and 6% in the second quarter and first half of 2024, respectively. The decrease in these periods is primarily due to the decline in salary expense resulting from lower headcount from the recent reductions in workforce and a decrease in the Wyatt acquisition diligence and integration costs incurred in the second quarter and first half of 2023, which declined $4 million and $12 million, respectively. These decreases were partially offset by the increases of $2 million and $9 million related to Wyatt acquisition-related retention expenses in the second quarter and first half of 2024, respectively. The effect of foreign currency translation increased selling and administrative expenses by 1% for both the second quarter and first half of 2024.

As a percentage of net sales, selling and administrative expenses were 24.5% and 25.9% for the second quarter and first half of 2024, respectively, and 25.2% and 25.9% for the second quarter and first half of 2023, respectively.

Research and Development Expenses

Research and development expenses increased 1% and 2% in the second quarter and first half of 2024, respectively. The increase in these periods was driven by costs associated with the development of new product and technology initiatives. The impact of foreign currency exchange increased expenses by 1% for both the second quarter and first half of 2024.

Purchased Intangibles Amortization

The increase in purchased intangibles amortization of $5 million and $15 million in the second quarter and first half of 2024, respectively, is primarily due to the Wyatt acquisition intangible assets.

Litigation Provisions

The Company incurred a $10 million patent litigation settlement in the first half of 2024.

Interest Expense, net

The increase in interest expense for both the second quarter and first half of 2024 can be primarily attributed to the additional borrowings by the Company to fund the Wyatt acquisition.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of June 29, 2024. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $5 million and $7 million and increased the Company’s net income per diluted share by $0.09 and $0.11 for the second quarter of 2024 and 2023, respectively.

The Company’s effective tax rate for the second quarter of 2024 and 2023 was 15.7% and 16.5%, respectively. The decrease in the effective tax rate can be primarily attributed to a higher tax benefit related to stock-based compensation in the second quarter of 2024, with the remaining difference due to the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The Company’s effective tax rate for the first half of 2024 and 2023 was 13.8% and 15.6%, respectively. The decrease in the effective tax rate can be attributed to a higher tax benefit related to stock-based compensation in 2024, the impact of discrete tax benefits in the current year and differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the second quarter and first half of 2024. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 29, 2024	July 1, 2023
Net income	$244,933	$291,477
Depreciation and amortization	95,743	70,038
Stock-based compensation	22,346	23,734
Deferred income taxes	3,958	(6,435)
Change in accounts receivable	69,642	50,273
Change in inventories	(16,709)	(63,607)
Change in accounts payable and other current liabilities	(31,206)	(122,836)
Change in deferred revenue and customer advances	69,352	81,659
Other changes	(140,655)	(109,434)

Net cash provided by operating activities	317,404	214,869
Net cash used in investing activities	(65,859)	(1,366,920)
Net cash (used in) provided by financing activities	(326,213)	998,963
Effect of exchange rate changes on cash and cash equivalents	6,019	2,252

Decrease in cash and cash equivalents	$(68,649)	$(150,836)

Cash Flow from Operating Activities

Net cash provided by operating activities was $317 million and $215 million during the first half of 2024 and 2023, respectively. The increase in 2024 operating cash flow was primarily a result of higher cash collections, lower inventory levels and lower incentive bonus payments, partially offset by lower net income. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to the timing of payments made by customers and timing of sales. Days sales outstanding was 78 days at June 29, 2024 and 85 days at July 1, 2023.

•	The change in inventory can primarily be attributed to the reduction in our production plan as a result of the decline in sales.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	A decrease in income tax payments of $32 million as compared to the prior year and the payment of $20 million in Wyatt acquisition-related retention payments.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $66 million and $1.4 billion in the first half of 2024 and 2023, respectively. Additions to fixed assets and capitalized software were $65 million and $81 million in the first half of 2024 and 2023, respectively.

During the first half of 2024 and 2023, the Company purchased $2 million and $1 million of investments, respectively, while $2 million and $1 million of investments matured, respectively, and were used for financing activities described below.

On May 16, 2023, the Company completed the acquisition of Wyatt for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition will expand Waters’ portfolio and increase exposure to large molecule applications.

Cash Flow from Financing Activities

The Company has a credit agreement with an aggregate borrowing capacity of $2.0 billion. As of June 29, 2024, the Company had a total of $2.0 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $750 million borrowed under its credit agreement. The Company’s net debt borrowings decreased by $350 million and increased by $1.1 billion during the first half of 2024 and 2023, respectively, with the prior year increase primarily being due to the funding of the Wyatt acquisition.

As of June 29, 2024, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $5 million during both the first half of 2024 and 2023. The Company anticipates that these swap agreements will lower net interest expense by approximately $10 million in 2024.

In December 2023, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2025. The Company’s remaining authorization is $1.0 billion. During the first half of 2023, the Company repurchased $58 million of the Company’s outstanding common stock under the Company’s share repurchase program. In addition, the Company repurchased $13 million and $11 million of common stock related to the vesting of restricted stock units during the first half of 2024 and 2023, respectively. The Company believes that it has the financial flexibility to fund these share repurchases, as well as to invest in research, technology and business acquisitions, given current cash levels and debt borrowing capacity.

The Company received $22 million and $9 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first half of 2024 and 2023, respectively.

The Company had cash, cash equivalents and investments of $327 million as of June 29, 2024. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $290 million held by foreign subsidiaries at June 29, 2024, of which $228 million was held in currencies other than U.S. dollars.

On July 12, 2024, the Company entered into a Master Note Facility Agreement pursuant to which the Company may, at its option, authorize the issuance and sale of senior promissory notes up to an aggregate principal amount of $200 million with a maturity date not to exceed 15 years after the issuance date.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. The Company reviewed its contractual obligations and commercial commitments as of June 29, 2024 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended June 29, 2024. The Company did not make any changes in those policies during the six months ended June 29, 2024.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of June 29, 2024, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of June 29, 2024 and December 31, 2023, $290 million out of $327 million and $321 million out of $396 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $228 million out of $327 million and $233 million out of $396 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at June 29, 2024 and December 31, 2023, respectively. As of June 29, 2024, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of June 29, 2024 would decrease by approximately $23 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the six months ended June 29, 2024. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2024 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the six months ended June 29, 2024 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024, other than the $10 million patent litigation settlement and related costs recorded and paid in the six months ended June 29, 2024.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. The Company reviewed its risk factors as of June 29, 2024 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion of certain factors under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may have a material adverse effect on the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended June 29, 2024, the Company purchased 202, 367 and 162 shares at a cost of $68 thousand, $125 thousand and $52 thousand with average prices paid of $335.94, $341.33 and $320.54 during fiscal April, May and June, respectively, of equity securities registered by the Company under the Exchange Act.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This program replaced the remaining amounts available under the pre-existing authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it expired on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. In December 2023, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2025. As of June 29, 2024, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

Item 5: Other Information

Insider Trading Arrangements and Related Disclosures

None.

Item 6: Exhibits

Exhibit Number	Description of Document

3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation.

10.1	Master Note Facility Agreement, dated as of July 12, 2024, by and between Waters Corporation and NYL Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

10.2	Offer Letter, dated May 28, 2024, between Waters Corporation and Robert Carpio.(+)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

(+)	Management contract or compensatory plan required to be filed as an Exhibit to this Quarterly Report on Form 10-Q.
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

Date: July 31, 2024