Form 10-Q
period 2024-09-28
WATERS CORP /DE/
filed 2024-11-01
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
, 2024: 59,376,174

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 28, 2024	December 31, 2023
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$330,514	$395,076
Investments	944	898
Accounts receivable, net	669,534	702,168
Inventories	518,994	516,236
Other current assets	127,738	138,489

Total current assets	1,647,724	1,752,867
Property, plant and equipment, net	642,627	639,073
Intangible assets, net	591,883	629,187
Goodwill	1,306,593	1,305,446
Operating lease assets	76,642	84,591
Other assets	246,151	215,690

Total assets	$4,511,620	$4,626,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$—	$50,000
Accounts payable	94,596	84,705
Accrued employee compensation	79,356	69,391
Deferred revenue and customer advances	294,884	256,675
Current operating lease liabilities	25,346	27,825
Accrued income taxes	150,242	120,257
Accrued warranty	10,491	12,050
Other current liabilities	161,125	168,677

Total current liabilities	816,040	789,580
Long-term liabilities:
Long-term debt	1,826,248	2,305,513
Long-term portion of retirement benefits	51,007	47,559
Long-term income tax liabilities	17,819	137,123
Long-term operating lease liabilities	53,234	58,926
Other long-term liabilities	144,173	137,812

Total long-term liabilities	2,092,481	2,686,933

Total liabilities	2,908,521	3,476,513
Commitments and contingencies (Notes 6, 7 and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, no ne issued at September 28, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,940 and 162,709 shares issued, 59,367 and 59,176 shares outstanding at September 28, 2024 and December 31, 2023, respectively	1,629	1,627
Additional paid-in capital	2,324,225	2,266,265
Retained earnings	9,557,257	9,150,821
Treasury stock, at cost, 103,573 and 103,533 shares at September 28, 2024 and December 31, 2023, respectively	(10,147,727)	(10,134,252)
Accumulated other comprehensive loss	(132,285)	(134,120)

Total stockholders’ equity	1,603,099	1,150,341

Total liabilities and stockholders’ equity	$4,511,620	$4,626,854

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 28, 2024	September 30, 2023
	(In thousands, except per share data)
Revenues:
Product sales	$462,011	$448,081
Service sales	278,294	263,611

Total net sales	740,305	711,692
Costs and operating expenses:
Cost of product sales	193,378	184,332
Cost of service sales	108,277	107,075
Selling and administrative expenses	169,097	186,748
Research and development expenses	45,336	41,995
Purchased intangibles amortization	11,759	12,116
Litigation provision	1,326	—

Total costs and operating expenses	529,173	532,266

Operating income	211,132	179,426
Other (expense) income, net	(338)	328
Interest expense	(21,435)	(30,442)
Interest income	4,258	3,883

Income before income taxes	193,617	153,195
Provision for income taxes	32,114	18,643

Net income	$161,503	$134,552

Net income per basic common share	$2.72	$2.28
Weighted-average number of basic common shares	59,367	59,093
Net income per diluted common share	$2.71	$2.27
Weighted-average number of diluted common shares and equivalents	59,504	59,255
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(In thousands, except per share data)
Revenues:
Product sales	$1,273,306	$1,362,464
Service sales	812,367	774,478

Total net sales	2,085,673	2,136,942
Costs and operating expenses:
Cost of product sales	522,396	559,040
Cost of service sales	329,289	317,823
Selling and administrative expenses	516,880	555,657
Research and development expenses	136,113	130,559
Purchased intangibles amortization	35,337	20,410
Litigation provision	11,568	—

Total costs and operating expenses	1,551,583	1,583,489

Operating income	534,090	553,453
Other income, net	1,619	1,364
Interest expense	(70,681)	(68,158)
Interest income	12,857	11,984

Income before income taxes	477,885	498,643
Provision for income taxes	71,449	72,614

Net income	$406,436	$426,029

Net income per basic common share	$6.85	$7.21
Weighted-average number of basic common shares	59,314	59,061
Net income per diluted common share	$6.83	$7.19
Weighted-average number of diluted common shares and equivalents	59,471	59,262
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)		(In thousands)
Net income	$161,503	$134,552	$406,436	$426,029
Other comprehensive income (loss):
Foreign currency translation	18,668	(17,676)	2,453	(4,909)
Unrealized (losses) gains on derivative instruments before reclassifications	(3,025)	603	209	603
Amounts reclassified to interest income	(366)	(93)	(940)	(93)

Unrealized (losses) gains on derivative instruments before income taxes	(3,391)	510	(731)	510
Income tax benefit (expense)	814	(122)	176	(122)

Unrealized (losses) gains on derivative instruments, net of tax	(2,577)	388	(555)	388
Retirement liability adjustment before reclassifications	(211)	(200)	(60)	(29)
Amounts reclassified to other income, net	(10)	(75)	(68)	(242)

Retirement liability adjustment before income taxes	(221)	(275)	(128)	(271)
Income tax benefit	47	66	65	67

Retirement liability adjustment, net of tax	(174)	(209)	(63)	(204)
Other comprehensive income (loss)	15,917	(17,497)	1,835	(4,725)

Comprehensive income	$177,420	$117,055	$408,271	$421,304

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(In thousands)
Cash flows from operating activities:
Net income	$406,436	$426,029
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	32,993	32,224
Deferred income taxes	(1,967)	267
Depreciation	64,680	62,235
Amortization of intangibles	78,570	55,610
Realized gain on sale of investment	—	(651)
Change in operating assets and liabilities:
Decrease in accounts receivable	27,457	100,327
Increase in inventories	(2,032)	(81,415)
Decrease (increase) in other current assets	1,279	(24,066)
Increase in other assets	(18,416)	(23,432)
Increase (decrease) in accounts payable and other current liabilities	36,485	(130,065)
Increase in deferred revenue and customer advances	37,972	38,959
Decrease in other liabilities	(141,473)	(83,335)

Net cash provided by operating activities	521,984	372,687
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(90,377)	(119,044)
Business acquisitions, net of cash acquired	—	(1,285,907)
(Investments in) proceeds from unaffiliated companies	(1,489)	651
Purchases of investments	(2,796)	(1,791)
Maturities and sales of investments	2,752	1,770

Net cash used in investing activities	(91,910)	(1,404,321)
Cash flows from financing activities:
Proceeds from debt issuances	170,000	1,450,041
Payments on debt	(700,000)	(520,040)
Payments of debt issuance costs	—	(400)
Proceeds from stock plans	25,073	18,092
Purchases of treasury shares	(13,475)	(70,433)
Proceeds from derivative contracts	15,305	8,178

Net cash (used in) provided by financing activities	(503,097)	885,438
Effect of exchange rate changes on cash and cash equivalents	8,461	2,081

Decrease in cash and cash equivalents	(64,562)	(144,115)
Cash and cash equivalents at beginning of period	395,076	480,529

Cash and cash equivalents at end of period	$330,514	$336,414

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in
thousands
)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance July 1, 2023	162,576	$1,626	$2,232,055	$8,800,064	$(10,133,716)	$(128,800)	$771,229
Net income	—	—	—	134,552	—	—	134,552
Other comprehensive loss	—	—	—	—	—	(17,497)	(17,497)
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	2,758	—	—	—	2,758
Stock options exercised	35	—	5,084	—	—	—	5,084
Treasury stock	—	—	—	—	(692)	—	(692)
Stock-based compensation	28	1	10,087	—	—	—	10,088

Balance September 30, 2023	162,649	$1,627	$2,249,984	$8,934,616	$(10,134,408)	$(146,297)	$905,522

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance June 29, 2024	162,926	$1,629	$2,310,372	$9,395,754	$(10,147,586)	$(148,202)	$1,411,967
Net income	—	—	—	161,503	—	—	161,503
Other comprehensive income	—	—	—	—	—	15,917	15,917
Issuance of common stock for employees:
Employee Stock Purchase Plan	9	—	2,551	—	—	—	2,551
Stock options exercised	4	—	736	—	—	—	736
Treasury stock	—	—	—	—	(141)	—	(141)
Stock-based compensation	1	—	10,566	—	—	—	10,566

Balance September 28, 2024	162,940	$1,629	$2,324,225	$9,557,257	$(10,147,727)	$(132,285)	$1,603,099

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY
(unaudited, in
thousand
s)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance December 31, 2022	162,425	$1,624	$2,199,824	$8,508,587	$(10,063,975)	$(141,572)	$504,488
Net income	—	—	—	426,029	—	—	426,029
Other comprehensive loss	—	—	—	—	—	(4,725)	(4,725)
Issuance of common stock for employees:
Employee Stock Purchase Plan	31	—	8,691	—	—	—	8,691
Stock options exercised	51	1	8,369	—	—	—	8,370
Treasury stock	—	—	—	—	(70,433)	—	(70,433)
Stock-based compensation	142	2	33,100	—	—	—	33,102

Balance September 30, 2023	162,649	$1,627	$2,249,984	$8,934,616	$(10,134,408)	$(146,297)	$905,522

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance December 31, 2023	162,709	$1,627	$2,266,265	$9,150,821	$(10,134,252)	$(134,120)	$1,150,341
Net income	—	—	—	406,436	—	—	406,436
Other comprehensive income	—	—	—	—	—	1,835	1,835
Issuance of common stock for employees:
Employee Stock Purchase Plan	27	—	7,341	—	—	—	7,341
Stock options exercised	87	1	18,347	—	—	—	18,348
Treasury stock	—	—	—	—	(13,475)	—	(13,475)
Stock-based compensation	117	1	32,272	—	—	—	32,273

Balance September 28, 2024	162,940	$1,629	$2,324,225	$9,557,257	$(10,147,727)	$(132,285)	$1,603,099

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
On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The acquisition expanded Waters’ portfolio and increased exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its Credit Facility (as defined below). The Company’s financial results for the three and nine months ended September 28, 2024 include the financial results of Wyatt. The Company’s financial results for the three and nine months ended September 30, 2023 only include four-and-a-half
months of the financial results of Wyatt as the closing of the acquisition occurred during the second quarter of 2023. On an unaudited pro forma basis, as if the Wyatt acquisition had occurred at the beginning of fiscal year 2023, our consolidated net sales would have been $2.2 billion for the nine months ended September 30, 2023. The difference between the net income calculated on a pro forma basis and actual net income was insignificant primarily due to purchased intangibles amortization expense and interest expense related to our acquisition of Wyatt.
In addition, the Company has completed the purchase price allocation for the Wyatt acquisition and there were no material changes as compared to the Company’s preliminary purchase price allocation for the Wyatt acquisition.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2024 and 2023 ended on September 28, 2024 and September 30, 2023, respectively.
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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 28, 2024 and December 31, 2023, $287 million out of $331 million and $321 million out of $396 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $234 million out of $331 million and $233 million out of $396 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at September 28, 2024 and December 31, 2023, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s allowance for credit losses for the nine months ended September 28, 2024 and September 30, 2023 (in thousands):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period
Allowance for Credit Losses
September 28, 2024	$19,335	$4,109	$(7,451)	$15,993
September 30, 2023	$14,311	$3,727	$(3,434)	$14,604
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of September 28, 2024 and December 31, 2023. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at September 28, 2024 (in thousands):

	Total at September 28, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$944	$—	$944	$—
Waters 401(k) Restoration Plan assets	30,711	30,711	—	—
Foreign currency exchange contracts	93	—	93	—

Total	$31,748	$30,711	$1,037	$—

Liabilities:
Foreign currency exchange contracts	$60	$—	$60	$—
Interest rate cross-currency swap agreements	22,764	—	22,764	—
Interest rate swap cash flow hedge	3,705	—	3,705	—

Total	$26,529	$—	$26,529	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands):

	Total at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$898	$—	$898	$—
Waters 401(k) Restoration Plan assets	28,995	28,995	—	—
Foreign currency exchange contracts	183	—	183	—
Interest rate cross-currency swap agreements	4,835	—	4,835	—

Total	$34,911	$28,995	$5,916	$—

Liabilities:
Foreign currency exchange contracts	207	—	207	—
Interest rate cross-currency swap agreements	13,384	—	13,384	—
Interest rate swap cash flow hedge	2,974	—	2,974	—

Total	$16,565	$—	$16,565	$—

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
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both September 28, 2024 and December 31, 2023. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.2 billion at both September 28, 2024 and December 31, 2023 using Level 2 inputs.
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
Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company has entered in interest rate swaps with an aggregate notional value of $
150
 million to effectively
lock-in
the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated
and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the nine months ended September 28, 2024, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of September 28, 2024, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges are included in the consolidated balance sheets are classified as follows (in thousands):

	September 28, 2024		December 31, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$16,000	$93	$24,155	$183
Other current liabilities	$23,918	$60	$16,000	$207
Interest rate cross-currency swap agreements:
Other assets	$—	$—	$220,000	$4,835
Other liabilities	$625,000	$22,764	$405,000	$13,384
Accumulated other comprehensive loss		$(14,750)		$(7,975)
Interest rate swap cash flow hedges:
Other liabilities	$150,000	$3,705	$100,000	$2,974
Accumulated other comprehensive loss		$(3,705)		$(2,974)
The following is a summary of
the
activity included in the consolidated statements of operations and statements of comprehensive income related to
the
foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial Statement Classification	Three Months Ended		Nine Months Ended
		September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(138)	$(755)	$914	$(50)
Unrealized (losses) gains on open contracts	Cost of sales	(26)	168	39	(123)

Cumulative net pre-tax (losses) gains	Cost of sales	$(164)	$(587)	$953	$(173)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,486	$2,720	$7,613	$8,048
Unrealized (losses) gains on open contracts	Other comprehensive income	$(28,339)	$18,936	$(6,775)	$10,280
Interest rate swap cash flow hedges:
Interest earned	Interest income	$366	$93	$940	$93
Unrealized (losses) gains on open contracts	Other comprehensive income	$(3,391)	$510	$(731)	$510
Stockholders’ Equity
In December 2023, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2025. The Company’s remaining authorization is $1.0 billion. During the nine months ended September 30, 2023, the Company repurchased 0.2 million shares of the Company’s outstanding common stock at a cost of $58 million under the Company’s share repurchase program. The Company did not make any open market share repurchases in 2024. In addition, the Company repurchased $13 million and $12 million of common stock related to the vesting of restricted stock units during the nine months ended September 28, 2024 and September 30, 2023, respectively.

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
The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 28, 2024 and September 30, 2023 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
September 28, 2024	$12,050	$3,812	$(5,371)	$10,491
September 30, 2023	$11,949	$4,813	$(5,642)	$11,120
Restructuring
In March 2024, the Company had a reduction in workforce that impacted approximately 2
% of the Company’s employees, primarily in China, where there had been a significant decline in sales as a result of lower customer demand. As a result, the Company incurred approximately $
8 million of severance-related costs. During the nine months ended September 28, 2024, the Company paid $13 million of severance-related costs in connection with the workforce reductions that occurred in March 2024 and July 2023. The accrued restructuring expense was approximately $
2 million at September 28, 2024 and $8 million at December 31, 2023 and included in other current liabilities on the consolidated balance sheets.
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the nine months ended September 28, 2024 and September 30, 2023 (in thousands):

	September 28, 2024	September 30, 2023
Balance at the beginning of the period	$323,516	$285,175
Recognition of revenue included in balance at beginning of the period	(242,302)	(222,001)
Revenue deferred during the period, net of revenue recognized	276,515	276,277

Balance at the end of the period	$357,729	$339,451

The Company classified $63 million and $67 million of deferred revenue and customer advances in other long-term liabilities at September 28, 2024 and December 31, 2023, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

September 28, 2024

Deferred revenue and customer advances expected to be recognized in:
One year or less	$294,884
13-24 months	38,785
25 months and beyond	24,060

Total	$357,729

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets consist of time deposits that mature in one year or less with an amortized cost and a fair value of $0.9 million at both September 28, 2024 and December 31, 2023.
4 Inventories
Inventories are classified as
follows
(in thousands):

	September 28, 2024	December 31, 2023
Raw materials	$241,378	$233,952
Work in progress	23,555	20,198
Finished goods	254,061	262,086

Total inventories	$518,994	$516,236

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $1.3 billion at both September 28, 2024 and December
3
1,
2023
.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	September 28, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period		Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$695,610	$531,662	5	years	$660,273	$495,317	5	years
Purchased intangibles	614,768	232,928	10	years	614,357	197,154	10	years
Trademarks	9,680	—	—		9,680	—	—
Licenses	15,430	9,832	7	years	14,798	8,429	7	years
Patents and other intangibles	118,128	87,311	8	years	111,962	80,983	8	years

Total	$1,453,616	$861,733	7	years	$1,411,070	$781,883	7	years

The Company capitalized intangible assets in the amounts of $11 million and $10 million in the three months ended September 28, 2024 and September 30, 2023, respectively, and $31 million and $455 million in the nine months ended September 28, 2024 and Sep
tember
 30, 2023, respectively. The increase in intangible assets in the nine months ended September 30, 2023 was a result of the Wyatt acquisition.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The
gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $11 million and $2 million, respectively, in the nine months ended September 28, 2024 due to the effects of foreign currency translation.
Amortization
expense for intangible assets was $28 million and $26
million for the three months ended September 28, 2024 and September 30, 2023, respectively. Amortization expense for intangible assets was
$79 million and $56 million for the nine months ended September 28, 2024 and September 30, 2023, respectively. Amortization expense for intangible assets is estimated to be $107 million per year for each of the next five years.
6 Debt
On July 12, 2024 the Company entered into a private Master Note Facility Agreement (the “Shelf Agreement”) pursuant to which the Company may, at its option, authorize the issuance and sale of senior promissory notes (the “Shelf Notes”) up to an aggregate principal amount of $200 million. The purchase of any Shelf Notes is in the sole discretion of NYL Investors LLC. Any Shelf Notes sold or issued pursuant to the Shelf Agreement will mature no more than 15 years after the issuance date and will bear interest on the unpaid balance from the issuance date at the rates specified in the
Shelf
Agreement.
The Company has a
five-year
, $2.0 billion revolving credit facility (the “Credit Facility”) that matures in September 2026. As of September 28, 2024 and December 31, 2023, the Credit Facility had a total of $0.6 billion and $1.1 billion outstanding, respectively.
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
As of both September 28, 2024 and December 31, 2023, the Company had a total of $
1.3
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at September 28, 2024 and December 31, 2023 (in thousands):

	September 28, 2024	December 31, 2023
Senior unsecured notes - Series G - 3.92%, due June 2024	—	50,000

Total notes payable and debt, current	—	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	50,000
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	50,000
Credit agreement	570,000	1,050,000
Unamortized debt issuance costs	(3,752)	(4,487)

Total long-term debt	1,826,248	2,305,513

Total debt	$1,826,248	$2,355,513

As of September 28, 2024 and December 31, 2023, the Company had a total amount available to borrow under the Credit Facility of $1.4 billion and $0.9 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 4.14% and 4.69% at September 28, 2024 and December 31, 2023, respectively. As of September 28, 2024, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $
1
13
 million and $
114
 million at September 28, 2024 and December 31, 2023, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of September 28, 2024 or December 31, 2023.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of September 28, 2024. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the nine months ended September 28, 2024 and September 30, 2023 by $9 million and $11 million, respectively, and increased the Company’s net income per diluted share by $0.15 and $0.18, respectively.
The Company’s effective tax rate for the three months ended September 28, 2024 and September 30, 2023 was 16.6
%
 and 12.2
%, respectively. The increase between the effective tax rates can be primarily attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the nine months ended September 28, 2024 and September 30, 2023 was 15.0% and 14.6
%, respectively. The increase between the effective tax rates can primarily be attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The
Company’s gross unrecognized tax benefits, excluding interest and penalties, at September 28, 2024 and September 30, 2023 were $15 million and $32 million, respectively. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2018. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.
Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for
Economic Co-operation and
Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the three and nine months ended September 28, 2024. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.
8 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the nine months ended September 28, 2024, the Company recorded $12 million and paid $
10 million of patent litigation settlement and related costs.
9 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of September 28, 2024 are immaterial for the years ended December 31, 2024 and thereafter.
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
10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data
):

	Three Months Ended September 28, 2024
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$161,503	59,367	$2.72
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	137	(0.01)

Net income per diluted common share	$161,503	59,504	$2.71

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended September 30, 2023
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$134,552	59,093	$2.28
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	162	(0.01)

Net income per diluted common share	$134,552	59,255	$2.27

	Nine Months Ended September 28, 2024
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$406,436	59,314	$6.85
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	157	(0.02)

Net income per diluted common share	$406,436	59,471	$6.83

	Nine Months Ended September 30, 2023
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$426,029	59,061	$7.21
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	201	(0.02)

Net income per diluted common share	$426,029	59,262	$7.19

The Company had
130
thousand stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during both the three and nine months ended September 28, 2024. For the three and nine months ended September 30, 2023, the Company had

355
 thousand and
264
 thousand stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
11 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Loss on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss

Balance at December 31, 2023	$(128,359)	$(3,501)	$(2,260)	$(134,120)
Other comprehensive income (loss), net of tax	2,453	(63)	(555)	1,835

Balance at September 28, 2024	$(125,906)	$(3,564)	$(2,815)	$(132,285)

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
Net sales for the Company’s products and services are as follows for the three and nine months ended September 28, 2024 and September 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Product net sales:
Waters instrument systems	$265,273	$262,142	$691,760	$786,293
Chemistry consumables	138,935	128,650	414,227	398,084
TA instrument systems	57,803	57,289	167,319	178,087

Total product sales	462,011	448,081	1,273,306	1,362,464
Service net sales:
Waters service	251,444	238,556	734,125	700,281
TA service	26,850	25,055	78,242	74,197

Total service sales	278,294	263,611	812,367	774,478

Total net sales	$740,305	$711,692	$2,085,673	$2,136,942

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and nine months ended September 28, 2024 and September 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Sales:
Asia:
China	$100,049	$102,081	$285,899	$333,127
Japan	43,096	40,069	111,995	123,943
Asia Other	108,184	96,078	298,425	288,862

Total Asia	251,329	238,228	696,319	745,932
Americas:
United States	236,182	231,773	670,952	673,033
Americas Other	42,954	43,706	123,823	131,794

Total Americas	279,136	275,479	794,775	804,827
Europe	209,840	197,985	594,579	586,183

Total net sales	$740,305	$711,692	$2,085,673	$2,136,942

Net sales by customer class are as follows for the three and nine months ended September 28, 2024 and September 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Pharmaceutical	$430,138	$421,535	$1,220,092	$1,233,177
Industrial	227,740	209,449	644,459	648,754
Academic and government	82,427	80,708	221,122	255,011

Total net sales	$740,305	$711,692	$2,085,673	$2,136,942

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three and nine months ended September 28, 2024 and September 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales recognized at a point in time:
Instrument systems	$323,076	$319,431	$859,079	$964,380
Chemistry consumables	138,935	128,650	414,227	398,084
Service sales recognized at a point in time (time & materials)	91,045	88,545	266,445	269,464

Total net sales recognized at a point in time	553,056	536,626	1,539,751	1,631,928
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	187,249	175,066	545,922	505,014

Total net sales	$740,305	$711,692	$2,085,673	$2,136,942

13 Recent Accounting Standard Changes and Developments
Recently Issued Accounting Standards
There were no
additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form
10-K
for the year ended December 31, 2023. Other amendments to U.S. GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

Wyatt Acquisition

On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition expanded Waters’ portfolio and increase exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its revolving credit facility. The Company’s financial results for the three and nine months ended September 28, 2024 include the financial results of Wyatt. The Company’s financial results for the first nine months of 2023 only include four-and-a-half months of Wyatt’s financial results as the closing of the acquisition occurred during the second quarter of 2023.

Financial Overview

The Company’s operating results are as follows for the three and nine months ended September 28, 2024 and September 30, 2023 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	% change	September 28, 2024	September 30, 2023	% change
Revenues:
Product sales	$462,011	$448,081	3%	$1,273,306	$1,362,464	(7%)
Service sales	278,294	263,611	6%	812,367	774,478	5%

Total net sales	740,305	711,692	4%	2,085,673	2,136,942	(2%)
Costs and operating expenses:
Cost of sales	301,655	291,407	4%	851,685	876,863	(3%)
Selling and administrative expenses	169,097	186,748	(9%)	516,880	555,657	(7%)
Research and development expenses	45,336	41,995	8%	136,113	130,559	4%
Purchased intangibles amortization	11,759	12,116	(3%)	35,337	20,410	73%
Litigation provision	1,326	—	100%	11,568	—	100%

Operating income	211,132	179,426	18%	534,090	553,453	(3%)
Operating income as a % of sales	28.5%	25.2%		25.6%	25.9%
Other (expense) income, net	(338)	328	(203%)	1,619	1,364	19%
Interest expense, net	(17,177)	(26,559)	(35%)	(57,824)	(56,174)	3%

Income before income taxes	193,617	153,195	26%	477,885	498,643	(4%)
Provision for income taxes	32,114	18,643	72%	71,449	72,614	(2%)

Net income	$161,503	$134,552	20%	$406,436	$426,029	(5%)

Net income per diluted common share	$2.71	$2.27	19%	$6.83	$7.19	(5%)

The Company’s net sales increased 4% in the third quarter of 2024, as compared to the third quarter of 2023, with foreign currency translation having minimal impact on total sales growth. For the first nine months of 2024, the Company’s net sales decreased 2%, with the effect of foreign currency translation decreasing sales growth by 1% as compared to the first nine months of 2023. The net sales growth in the third quarter of 2024 was driven by strong customer demand across most major geographies, end markets, and product categories. For the first nine months of 2024, the Company’s net sales were negatively impacted by our customers delaying purchases of our instrument systems as they remained cautious with their capital spending during the first half of 2024; except in India, where sales growth increased 15% for the first nine months of 2024. The Wyatt acquisition increased sales growth by 2% for the first nine months of 2024. In addition, the Company’s first nine months of 2024 had one less calendar day than the first nine months of 2023. At current foreign currency exchange rates, the Company expects that foreign currency translation will have a negative impact on sales for the remainder of 2024.

Instrument system sales increased 1% for the third quarter of 2024 primarily driven by the increase in customer demand across our existing and newly introduced LC, LC-MS and Thermal Analysis instrument system sales. Instrument system sales decreased 11% for the first nine months of 2024 primarily driven by weaker customer demand across all major regions during the first half of 2024 caused by delayed capital spending. This decline in instrument system sales was broad-based across all of our instrument systems and was led by our mass spectrometry instrument systems, which are higher priced instruments that are significantly impacted by the timing and level of funding our academic and government customers receive. The Wyatt acquisition increased instrument system sales growth by 3% for the first nine months of 2024. Foreign currency translation had minimal impact on instrument system sales growth for both the third quarter and first nine months of 2024.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 6% and 5% for the third quarter and first nine months of 2024, respectively, with foreign currency translation decreasing sales growth by 1% for both the third quarter and first nine months of 2024. Service revenues increased 6% and 5% for the third quarter and first nine months of 2024, respectively. Wyatt contributed 1% to service revenue growth for the first nine months of 2024. Chemistry sales growth increased 8% and 4% for the third quarter and first nine months of 2024, respectively.

Operating income increased 18% for the third quarter of 2024 primarily due to higher sales volume and cost savings from recent workforce reductions being partially offset by an increase in annual incentive compensation. In addition, the increase in operating income was impacted by $23 million of severance-related costs incurred in the third quarter of 2023 in connection with a worldwide reduction in the Company’s workforce.

Operating income decreased 3% for the first nine months of 2024, due to lower sales volume and the increases in annual incentive compensation expense, purchased intangibles amortization associated with the Wyatt acquisition, severance-related costs associated with a workforce reduction in China in the first quarter of 2024 and certain litigation settlements. In addition, the change in operating income was also impacted by the cost savings from the workforce reductions and the costs incurred in the first nine months of 2023, which included $13 million of transaction costs related to the Wyatt acquisition and $27 million of severance-related costs in connection with a worldwide reduction in the Company’s workforce in 2023. The negative effect of foreign currency translation lowered operating income by approximately $3 million and $19 million for the third quarter and first nine months of 2024, respectively.

The Company generated $522 million and $373 million of net cash from operating activities in the first nine months of 2024 and 2023, respectively, driven by lower annual incentive bonus payments and an improvement in working capital in the current year. Net cash used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $90 million and $119 million in the first nine months of 2024 and 2023, respectively, primarily due to the completion of the Company’s new manufacturing facilities.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and nine months ended September 28, 2024 and September 30, 2023 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	% change	September 28, 2024	September 30, 2023	% change
Net Sales:
Asia:
China	$100,049	$102,081	(2%)	$285,899	$333,127	(14%)
Japan	43,096	40,069	8%	111,995	123,943	(10%)
Asia Other	108,184	96,078	13%	298,425	288,862	3%

Total Asia	251,329	238,228	5%	696,319	745,932	(7%)
Americas:
United States	236,182	231,773	2%	670,952	673,033	—
Americas Other	42,954	43,706	(2%)	123,823	131,794	(6%)

Total Americas	279,136	275,479	1%	794,775	804,827	(1%)
Europe	209,840	197,985	6%	594,579	586,183	1%

Total net sales	$740,305	$711,692	4%	$2,085,673	$2,136,942	(2%)

Geographically, the Company’s sales growth in the third quarter of 2024 was broad-based across most major regions, with the exception of China and Americas Other, which both declined 2%. The decline in China was primarily driven by lower demand for our instrument systems. Excluding China, the Company’s net sales increased 5% for the third quarter of 2024. During the third quarter of 2024, sales increased 6% in Europe, 2% in the U.S., and 13% in Asia Other. Foreign currency translation increased sales growth by 2% in Europe and decreased sales growth by 3% in Japan in the third quarter of 2024.

During the first nine months of 2024, the Company’s sales declined 2% and were negatively impacted by our customers delaying purchases of our instrument systems as they remained cautious with their capital spending during the first half of 2024. The strong sales growth in India was offset by weakness across most other major regions. Excluding China, the Company’s net sales were flat for the first nine months of 2024. The Wyatt acquisition increased sales growth by 2% and foreign currency translation decreased sales growth by 1% in the first nine months of 2024. Foreign currency translation increased sales growth by 2% in Europe and decreased sales growth by 8% in Japan in the first nine months of 2024.

Sales by Trade Class

Net sales by customer class are presented below for the three and nine months ended September 28, 2024 and September 30, 2023 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	% change	September 28, 2024	September 30, 2023	% change
Pharmaceutical	$430,138	$421,535	2%	$1,220,092	$1,233,177	(1%)
Industrial	227,740	209,449	9%	644,459	648,754	(1%)
Academic and government	82,427	80,708	2%	221,122	255,011	(13%)

Total net sales	$740,305	$711,692	4%	$2,085,673	$2,136,942	(2%)

During the third quarter of 2024, sales to pharmaceutical customers increased 2%, as growth in Europe, India, and Japan was partially offset by weakness in the U.S. and China. Foreign currency translation decreased pharmaceutical sales growth by 1%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 9% in the third quarter of 2024, with foreign currency translation increasing sales growth by 2%. Combined sales to academic and government customers increased 2% in the third quarter of 2024, with foreign currency translation increasing sales growth by 2%.

During the first nine months of 2024, sales to pharmaceutical customers decreased 1%, primarily driven by weakness in customer demand in China, with foreign currency translation decreasing pharmaceutical sales growth by 1% and Wyatt contributing 2%. Combined sales to industrial customers decreased 1%, with foreign currency having minimal impact on sales growth and Wyatt contributing 1% to industrial sales growth. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period. Combined sales to academic and government customers decreased 13%, with foreign currency translation increasing sales growth by 1% and Wyatt contributing 2% to the Company’s academic and government sales growth. This overall decline in sales of 13% to our academic and government customers in the first nine months of 2024 compares to a 20% increase in academic and government sales in the first nine months of 2023, which represents a two-year compound annual growth rate of 2%.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the three and nine months ended September 28, 2024 and September 30, 2023 (dollars in thousands):

	Three Months Ended
	September 28, 2024	% of Total	September 30, 2023	% of Total	% change
Waters instrument systems	$265,273	40%	$262,142	42%	1%
Chemistry consumables	138,935	22%	128,650	20%	8%

Total Waters product sales	404,208	62%	390,792	62%	3%
Waters service	251,444	38%	238,556	38%	5%

Total Waters net sales	$655,652	100%	$629,348	100%	4%

	Nine Months Ended
	September 28, 2024	% of Total	September 30, 2023	% of Total	% change
Waters instrument systems	$691,760	38%	$786,293	42%	(12%)
Chemistry consumables	414,227	22%	398,084	21%	4%

Total Waters product sales	1,105,987	60%	1,184,377	63%	(7%)
Waters service	734,125	40%	700,281	37%	5%

Total Waters net sales	$1,840,112	100%	$1,884,658	100%	(2%)

Waters products and service sales increased 4% for the third quarter of 2024 and decreased 2% for the first nine months of 2024, with the effect of foreign currency translation having minimal impact on sales growth for the third quarter of 2024 and decreasing sales growth by 1% for the first nine months of 2024. The contribution from Wyatt increased Waters products and service sales growth by 2% for the first nine months of 2024.

Waters instrument system sales increased by 1% for the third quarter of 2024 and decreased 12% for the first nine months of 2024, due to weaker customer demand for our instrument systems led by the decline in sales of mass spectrometry instrument systems. Wyatt’s instrument system sales contributed 4% to Waters instrument system sales growth for the first nine months of 2024. The increase in Waters chemistry consumables sales was primarily due to the continued demand in most major geographies, driven by the uptake in columns and application-specific testing kits to pharmaceutical and industrial customers. Waters service sales increased 5% for both the third quarter and first nine months of 2024 due to higher service demand billing in most major regions, partially offset by the negative impact from foreign currency translation which decreased service sales growth by 1% for both the third quarter and first nine months of 2024. Wyatt service revenues added 1% to Waters service revenue growth for the first nine months of 2024.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the three and nine months ended September 28, 2024 and September 30, 2023 (dollars in thousands):

	Three Months Ended
	September 28, 2024	% of Total	September 30, 2023	% of Total	% change
TA instrument systems	$57,803	68%	$57,289	70%	1%
TA service	26,850	32%	25,055	30%	7%

Total TA net sales	$84,653	100%	$82,344	100%	3%

	Nine Months Ended
	September 28, 2024	% of Total	September 30, 2023	% of Total	% change
TA instrument systems	$167,319	68%	$178,087	71%	(6%)
TA service	78,242	32%	74,197	29%	5%

Total TA net sales	$245,561	100%	$252,284	100%	(3%)

TA sales growth for the third quarter of 2024 was broad-based across most major geographies, with the exception of China, and was primarily driven by strong customer demand for our thermal analysis instruments and services. During the first nine months of 2024, TA sales decreased 3% due to lower customer demand for TA instrument systems across most major regions. Foreign currency translation increased sales by 1% for the third quarter and decreased 1% for the first nine months of 2024.

Cost of Sales

Cost of sales increased 4% in the third quarter of 2024 and decreased 3% in the first nine months of 2024. The increase in the third quarter is primarily due to higher sales volume, while the decrease in the first nine months of 2024 is primarily due to lower sales volume and changes in sales mix. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to decrease gross profit during 2024.

Selling and Administrative Expenses

Selling and administrative expenses decreased 9% and 7% in the third quarter and first nine months of 2024, respectively, as the cost savings from the recent workforce reductions that occurred in March 2024 and the absence of costs incurred in the prior year relating to severance charges in connection with the 2023 workforce reduction, the Wyatt acquisition-related retention expenses and the Wyatt acquisition costs were partially offset by an increase in annual incentive compensation expenses. The effect of foreign currency translation had minimal impact on selling and administrative expenses for the third quarter of 2024 and decreased expenses by 1% for the first nine months of 2024.

As a percentage of net sales, selling and administrative expenses were 22.8% and 24.8% for the third quarter and first nine months of 2024, respectively, and 26.2% and 26.0% for the third quarter and first nine months of 2023, respectively.

Research and Development Expenses

Research and development expenses increased 8% and 4% in the third quarter and first nine months of 2024, respectively. The increase in these periods was driven by costs associated with the development of new product and technology initiatives. The impact of foreign currency exchange increased expenses by 3% for both the third quarter and first nine months of 2024.

Purchased Intangibles Amortization

The increase in purchased intangibles amortization of $15 million in the first nine months of 2024, is due to the Wyatt acquisition intangible assets.

Litigation Provisions

The Company incurred $12 million of litigation provisions in the first nine months of 2024, primarily related to a patent litigation settlement.

Interest Expense, net

Interest expense, net decreased $9 million in the third quarter of 2024 as a result of lower average outstanding debt as compared to the third quarter of 2023. For the first nine months of 2024, interest expense increased $2 million as a result of slightly higher average outstanding debt as compared to the first nine months of 2023. The average outstanding debt in these periods was impacted by the timing of the borrowings to fund the Wyatt acquisition, which closed in May 2023, as well as the timing of the repayment of $755 million of debt since the completion of the acquisition.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of September 28, 2024. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $9 million and $11 million and increased the Company’s net income per diluted share by $0.15 and $0.18 for the third quarter of 2024 and 2023, respectively.

The Company’s effective tax rate for the third quarter of 2024 and 2023 was 16.6% and 12.2%, respectively. The increase in the effective tax rate can be primarily attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The Company’s effective tax rate for the first nine months of 2024 and 2023 was 15.0% and 14.6%, respectively. The increase in the effective tax rate can be attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the third quarter and first nine months of 2024. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Net income	$406,436	$426,029
Depreciation and amortization	143,250	117,845
Stock-based compensation	32,993	32,224
Deferred income taxes	(1,967)	267
Change in accounts receivable	27,457	100,327
Change in inventories	(2,032)	(81,415)
Change in accounts payable and other current liabilities	36,485	(130,065)
Change in deferred revenue and customer advances	37,972	38,959
Other changes	(158,610)	(131,484)

Net cash provided by operating activities	521,984	372,687
Net cash used in investing activities	(91,910)	(1,404,321)
Net cash (used in) provided by financing activities	(503,097)	885,438
Effect of exchange rate changes on cash and cash equivalents	8,461	2,081

Decrease in cash and cash equivalents	$(64,562)	$(144,115)

Cash Flow from Operating Activities

Net cash provided by operating activities was $522 million and $373 million during the first nine months of 2024 and 2023, respectively. The increase in 2024 operating cash flow was primarily a result of higher cash collections, lower inventory levels and lower incentive bonus payments, partially offset by lower net income. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to the timing of payments made by customers and timing of sales. Days sales outstanding was 82 days at September 28, 2024 and 81 days at September 30, 2023.

•	The change in inventory can primarily be attributed to the reduction in our production plan as a result of the decline in sales.

•

The change in accounts payable and other current liabilities for the nine months ended September 28, 2024 compared to 2023 were attributable to lower annual incentive payments of $48 million, lower tax payments of $38 million in the current year and the timing of payments to vendors.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $92 million and $1.4 billion in the first nine months of 2024 and 2023, respectively. Additions to fixed assets and capitalized software were $90 million and $119 million in the first nine months of 2024 and 2023, respectively, primarily due to the completion of the Company’s new manufacturing facilities.

During the first nine months of 2024 and 2023, the Company purchased $3 million and $2 million of investments, respectively, while $3 million and $2 million of investments matured, respectively, and were used for financing activities described below.

On May 16, 2023, the Company completed the acquisition of Wyatt for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services.

Cash Flow from Financing Activities

The Company has a credit agreement with an aggregate borrowing capacity of $2.0 billion. As of September 28, 2024, the Company had a total of $1.8 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $570 million borrowed under its credit agreement. The Company’s net debt borrowings decreased by $530 million and increased by $0.9 billion during the first nine months of 2024 and 2023, respectively, with the prior year increase primarily being due to the funding of the Wyatt acquisition.

In July 2024, the Company entered into a private Master Note Facility Agreement (the “Shelf Agreement”) pursuant to which the Company may, at its option, authorize the issuance and sale of senior promissory notes (the “Shelf Notes”) up to an aggregate amount of $200 million. The Company entered into the Shelf Agreement to increase its borrowing capacity for general corporate purposes. The Company has not issued any Shelf Notes pursuant to the Shelf Agreement through the date of these financial statements.

As of September 28, 2024, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $8 million during both the first nine months of 2024 and 2023. The Company anticipates that these swap agreements will lower net interest expense by approximately $10 million in 2024.

In December 2023, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2025. The Company’s remaining authorization is $1.0 billion. During the first nine months of 2023, the Company repurchased $58 million of the Company’s outstanding common stock under the Company’s share repurchase program. In addition, the Company repurchased $13 million and $12 million of common stock related to the vesting of restricted stock units during the first nine months of 2024 and 2023, respectively. The Company believes that it has the financial flexibility to fund these share repurchases, as well as to invest in research, technology and business acquisitions, given current cash levels and debt borrowing capacity.

The Company received $25 million and $18 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first nine months of 2024 and 2023, respectively.

The Company had cash, cash equivalents and investments of $331 million as of September 28, 2024. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $287 million held by foreign subsidiaries at September 28, 2024, of which $234 million was held in currencies other than U.S. dollars.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. The Company reviewed its contractual obligations and commercial commitments as of September 28, 2024 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended September 28, 2024. The Company did not make any changes in those policies during the nine months ended September 28, 2024.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of September 28, 2024, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 28, 2024 and December 31, 2023, $287 million out of $331 million and $321 million out of $396 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $234 million out of $331 million and $233 million out of $396 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at September 28, 2024 and December 31, 2023, respectively. As of September 28, 2024, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of September 28, 2024 would decrease by approximately $23 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the nine months ended September 28, 2024. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2024 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the nine months ended September 28, 2024 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024, other than the $12 million litigation costs primarily related to patent settlements recorded in the nine months ended September 28, 2024.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. The Company reviewed its risk factors as of September 28, 2024 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion of certain factors under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may have a material adverse effect on the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended September 28, 2024, the Company purchased 216, 58 and 159 shares at a cost of $66 thousand, $20 thousand and $55 thousand with average prices paid of $304.43, $340.26 and $347.55 during fiscal July, August and September, respectively, of equity securities registered by the Company under the Exchange Act.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This program replaced the remaining amounts available under the pre-existing authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it expired on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. In December 2023, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2025. As of September 28, 2024, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

Item 5:
 Other Information
Insider Trading Arrangements and Related Disclosures
None.

Item 6: Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

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

Date: November 1, 2024