Form 10-K
period 2024-12-31
WATERS CORP /DE/
filed 2025-02-25
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-14010
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
of the registrant as of June 29, 2024: $17,219,389,367.
Indicate the number of shares outstanding of the registrant’s common stock as of February 21, 2025: 59,410,941
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1: Business

General

Waters Corporation (the “Company,” “Waters,” “we,” “our,” or “us”), a global leader in analytical instruments and software, has pioneered innovations in chromatography, mass spectrometry and thermal analysis serving life, materials and food sciences for more than 65 years. With approximately 7,600 employees worldwide, Waters operates directly in over 35 countries and has products available in more than 100 countries. The Company primarily designs, manufactures, sells and services high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using common software platforms. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TA InstrumentsTM (“TA”) product line. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.

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

Business Segments

The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker. As a result of this evaluation, the Company determined that it has two operating segments: Waters and TA. The Waters operating segment is primarily in the business of designing, manufacturing, selling and servicing LC and MS instrument systems, columns and other precision chemistry consumables that can be integrated and used along with other analytical instruments. The TA operating segment is primarily in the business of designing, manufacturing, selling and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two operating segments have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution; and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Operations of the Wyatt business are part of the Waters operating segment.

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

The most significant end-use markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to understand diseases, identify new drugs, develop manufacturing methods and assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications, such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations and the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. Waters also has in-vitro diagnostic labelled products that are used as general-purpose instruments for clinical diagnostic applications, such as newborn screening and therapeutic drug management, in countries where these products are registered. HPLC is also used by universities, research institutions and governmental agencies, such as the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”) and their foreign counterparts that mandate safety and efficacy testing.

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

In 2024, the Company introduced HPLC CONNECT software, an all-in-one software platform that enables full digital synchronization between Waters high- and ultra-performance liquid chromatography (HPLC/UPLC) systems and multi-angle light-scattering instruments (MALS) from its Wyatt Technology™ portfolio. The software delivers ease-of-use, greater efficiency, and higher confidence for scientists performing size exclusion chromatography and MALS (SEC-MALS) analyses for complex and critical biopharmaceutical innovations, including antibody drug conjugates, other complex protein conjugates, and gene therapies.

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

The Company’s precision chemistry consumable products also include environmental and nutritional safety testing products, including Certified Reference Materials and Proficiency Testing products. Laboratories around the world and across multiple industries use these products for quality control and proficiency testing and purchase product support services required to help with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis.

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

The Company also introduced the AllianceTM iS HPLC System, the next-generation intelligent HPLC System, designed to reduce compliance risk by adding new levels of proactive error detection, troubleshooting and ease-of-use. When combined with Waters compliance-ready EmpowerTM Chromatography Software and eConnectTM HPLC Columns, the Alliance iS HPLC System streamlines the task of making accurate and precise measurements by detecting and eliminating common errors. In doing so, the Alliance iS HPLC System helps quality control laboratories to consistently meet quality, safety, compliance and on-time product delivery goals. This system also integrates with the cloud-native waters_connectTM System Monitoring Software enabling real-time monitoring of the Alliance iS HPLC System and any other chromatography instruments controlled by Empower Software. Laboratory managers can view the live status of their HPLC instrument fleet from anywhere and at any time to further improve equipment utilization and overall productivity. In addition, Waters introduced the new bioprocess walk-up solutions designed to further simplify biologic sample preparation and analysis. This solution eliminated the need to send bioreactor samples to a central laboratory for analysis making it even easier to accelerate upstream bioprocess development by up to six weeks over traditional methods.

In 2024, Waters introduced the new Oasis WAX/GCB and GCB/WAX for PFAS Analysis Cartridges with new design features that significantly streamline and expedite sample preparation and analysis of per- and polyfluoroalkyl substances (“PFAS”). To help ensure accuracy and further confidence in test results, Oasis WAX/GCB and GCB/WAX Cartridges are QC-tested by an accredited laboratory for low residual PFAS, to reduce or eliminate any time spent troubleshooting potential assay contamination. The Company also introduced the Alliance iS Bio HPLC System with new capabilities that address the operational and analytical challenges of biopharma quality control laboratories. The new HPLC system combines advanced bio-separation technology and built-in instrument intelligence features and is designed to help biopharma QC analysts boost efficiency and eliminate up to 40% of common errors, saving time lost by investigating the source of failed runs and out-of-specification results. In addition, Waters introduced the new GTxResolve Premier Size Exclusion Chromatography 1000Å 3-micron (3 µm) Columns. Waters has implemented a unique combination of novel packing materials and MaxPeakPremier High-Performance Surface technology into the columns to help scientists accelerate the development of gene-based therapeutics, including cell & gene, mRNA and lipid nanoparticles.

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

Based upon 2024, reports from independent marketing research firms and publicly disclosed sales figures from competitors, the Company believes that it is one of the world’s largest manufacturers and distributors of LC and LC-MS instrument systems, chromatography columns and other consumables and related services.

The Company has been a developer and supplier of software-based products that interface with both the Company’s and other suppliers’ instruments. The Company’s newest software technology for mass spectrometry is the waters_connect Software platform.

In 2022, the Company introduced a new PFAS quantitation workflow enabled by enhancements to its waters_connect Software for quantitation software and the Company introduced Extraction+ TM Connected Device, a new software-controlled product for the Waters Andrew+TM Pipetting Robot that automates the preparation of biological, food, forensics and environmental samples by solid phase extraction.

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

In addition, in 2023, the Company introduced the industry’s first targeted imaging mass spectrometer based on its Xevo TQ Absolute Tandem Quadrupole Mass Spectrometer which is the most sensitive and compact mass spectrometer in its class. The new instrument combines the Waters DESI XS source with the Xevo TQ Absolute System and is five times more sensitive and five times faster than discovery-based imaging systems at precisely determining whether a particular small molecule drug product, and how much of it, reaches its intended target, such as a brain, liver or lung, in a test subject. Further, the Company announced new updates to its SELECT SERIES MRT System that increases its specificity and utility for UPLC-MS/MS metabolomics and drug discovery applications and for mass spectrometry imaging experiments. The MRT System now offers 50% higher resolution, making it capable of 300,000 FWHM resolution, a 3X faster scan rate and parts-per-billion mass accuracy. These MRT System enhancements are designed to help research scientists unambiguously identify analytes of interest in samples of blood, urine and tissue, contributing to a greater understanding of molecules and their mechanisms of action in numerous scientific fields. It is compatible with numerous MS imaging sources including DESI and MALDI, and generates crystal-clear, high-resolution images without compromising mass spectral resolution or accuracy. Lastly, in 2023, the Company combined its BioAccord LC-MS System and the Waters Andrew+ Pipetting Robot, connecting via new protocols in OneLabTM Software to create fully integrated and easy-to-use bioprocess walk-up solutions. It is designed to enable less experienced LC-MS users to acquire critical quality attribute data for analysis of drug product and cell culture media. Capturing data directly at the bioproduction laboratory can help bioprocess engineers improve process understanding, leading to more robust manufacturing processes and accelerated development timelines.

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

The servicing and support of instruments, software and accessories is an important source of revenue and represented over 35% of sales for Waters in 2024. These revenues are derived primarily through the sale of support plans, demand services, spare parts, customer performance validation services and customer training. Support plans typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.

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

Also in 2022, TA introduced Polymer Workflow Guided Methods, which provides walk up and use functionality by codifying polymer workflows. Guided Methods leverages the power of TRIOS AutoPilot Software and enables novice users to quickly learn and use the instrument to set up test methods, run tests, and execute analyses across our Thermal Analysis and Rheology product lines.

In 2023, TA introduced a new Battery Cycler Microcalorimeter Solution for high-resolution characterization of battery cells. The instrument and software combination enables non-destructive testing under real-world operating conditions and significantly reduces experiment time from months to weeks, while providing decisive insights for greater battery efficiency, safety and stability.

In 2024, TA introduced the following new instrument systems:

•

Rheo-IS accessory for our Discovery Hybrid Rheometers. This new accessory for its Discovery Hybrid Rheometers is designed to enable simultaneous electrical impedance and rheological measurements, a critical capability for scientists working on new battery formulations.

•

Rapid Screening-Differential Scanning Calorimeter (“RS-DSC”), designed for biopharmaceutical developers. The RS-DSC is a high-throughput DSC for precise thermal stability testing of high-concentration biologic formulations specifically for antibody drugs and engineered proteins.

•

TA introduced the Discovery Core Rheometer, a streamlined, modern rheometer designed for routine manufacturing quality control and assurance laboratories. The new analyzer can handle multiple material types such as battery slurries, printing inks, food, and personal care products and it features an easy-to-use touchscreen interface with self-guided training, methods, and applications for all levels of rheology users.

TA Service

Similar to Waters, the servicing and support of TA’s instruments is an important source of revenue and represented more than 25% of sales for TA in 2024. TA operates independently from the Waters operating segment, though many of its overseas offices are jointly occupied with Waters to achieve operational efficiencies. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of support plans, replacement parts and billed labor fees associated with the repair, maintenance and upgrade of installed systems.

Global Customers

The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of academic, governmental and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (“CROs”) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to universities and governmental agencies worldwide. The Company’s technical sales and support staff members work closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2024, 58% of the Company’s net sales were to pharmaceutical accounts, 31% to other industrial accounts and 11% to academic institutions and governmental agencies. Although the Company transacts business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the Company’s financial results.

The Company typically experiences seasonality in its orders that is reflected as an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year-end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2024, 2023 and 2022, no single customer accounted for more than 2% of the Company’s net sales.

Sales and Service

The Company has one of the largest direct sales and service organizations focused exclusively on the analytical workflows offered by the Company. Across these product technologies, using respective specialized sales and service workforces, the Company serves its customer base with 79 sales offices throughout the world as of

December 31, 2024 and approximately 4,200, 4,300 and 4,500 field representatives in 2024, 2023 and 2022, respectively. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house and field-based technical support representatives work directly with customers, providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and geographic-specific internet websites and product literature and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

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

The Company primarily manufactures and distributes its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland. In February 2024, the Company completed an expansion of its Taunton manufacturing facility, incurring costs of approximately $251 million in connection with the expansion between 2018 and 2024. The Taunton facility processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers in both Taunton and Wexford. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA product lines. The Company’s Taunton facility is certified to ISO 9001:2015 and ISO 14001:2015. The Wexford facility is certified to ISO 9001:2015, ISO 13485:2016/EN ISO 13485:2016 and ISO 14001:2015. VICAM manufactures antibody-linked resins and magnetic beads that are packed into columns and kits in Milford, Massachusetts. The Company manufactures and distributes its Analytical Standards and Reagents and Environmental Resource Associates (“ERA”) product lines at its facility in Golden, Colorado, which is certified to ISO 9001:2015 and accredited to ISO/IEC 17025:2017, ISO/IEC 17034:16, ISO/IEC 17043:2010 and TNI Standard Vol. 3:2016. Some ERA products are also manufactured in the Wexford, Ireland facility, which is also accredited to ISO/IEC 17025:2017 and ISO/IEC 17034:2016.

The Company manufactures and distributes its MS products at its facilities in Wilmslow, England and Wexford, Ireland. In 2024, Waters opened a new facility in Birmingham, England which will increase the Company’s capacity to manufacture certain components used in the Company’s MS instruments. Each stage of this supply chain is closely monitored by the Company to maintain high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities, where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities are certified to ISO 9001:2015, ISO 13485:2016/EN ISO 13485:2016 and ISO 14001:2015 (Wexford only) and adhere to applicable regulatory requirements (including the FDA Quality System Regulation and the European In-Vitro Diagnostic Directive).

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

All instrument manufacturing for Wyatt products takes place at its facilities in Santa Barbara, California. The Company’s Wyatt facility in Santa Barbara, California is certified to ISO 9001:2015.

Raw Materials

The Company purchases a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by the Company’s operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which require disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2024, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2024 supply chain, and the Company plans to file its 2024 Form SD with the SEC in May 2025. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

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

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that extend, complement and update its existing product offering. The Company’s research and development expenditures for 2024, 2023 and 2022 were $183 million, $175 million and $176 million, respectively.

Nearly all of the Company’s LC products have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2024, 2023 and 2022, there were approximately 1,100, 1,200 and 1,200 employees involved in the Company’s research and development efforts, respectively. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions. Despite the Company’s active research and development programs, there can be no assurance that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

The Company maintains research laboratories in Cambridge, MA and at the University of Delaware, which serves as a strategic, collaborative space in the community, where Waters can partner with academia, research and industry to accelerate the next generation of scientific advancements.

Human Capital

We believe that our people differentiate our business and are vital to our continued success. As a result, we have made important investments in our workforce through initiatives and programs that support talent development and inclusion and enhance our Total Rewards programs.

Employees

The Company employed approximately 7,600, 7,900 and 8,200 employees at December 31, 2024, 2023 and 2022, respectively, with approximately 39% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations.

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

Culture of Inclusion

We believe inclusion is a core tenet of organizational success and that fostering a sense of inclusivity allows our employees to maximize their performance contribution to our business. As part of our company-led initiatives to drive an inclusive workplace, we have created Employee Circles and Employee Hubs, which are voluntary, employee-driven employee resource groups open to all our employees worldwide to foster an inclusive culture. Waters has focused on expanding the pipeline of strong candidates in our recruitment processes, including developing partnerships with organizations that support a culture of inclusion in hiring and employee engagement.

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

The Company is sensitive to the growing global debate with respect to climate change. An internal sustainability working group develops increasingly robust data with respect to the Company’s utilization of carbon producing substances in an effort to continuously reduce the Company’s carbon footprint. In 2019, the Company published a sustainability report identifying the various actions and behaviors the Company adopted in 2018 concerning its commitment to both the environment and the broader topic of social responsibility. The Company has continued to publish a sustainability report (which was renamed the ESG Report in 2022) on an annual basis. In November 2024, the Company published its 2024 ESG Report, detailing the Company’s efforts to address its environmental impact and uphold its social responsibilities in 2024. See Item 1A, Risk Factors – The effects of climate change could harm the Company’s business, for more information on the potential significance of climate change legislation. See also Note 17 in the Notes to the Consolidated Financial Statements for financial information about geographic areas.

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

•

current global economic, sovereign and political conditions and uncertainties, including the effect of new or proposed tariff or trade regulations, as well as other new or changed domestic and foreign laws, regulations and policies (or new interpretations thereof), inflation and interest rates, the impacts and costs of war, in particular as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East, and the possibility of further escalation resulting in new geopolitical and regulatory instability;

•

economic conditions in China, trade tensions and tariffs between the U.S. and China and their impact on our business, increased competition from local and international competitors in China, the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers and other regulatory and other challenges and uncertainties in the Chinese market;

•	the Company’s ability to access capital, maintain liquidity and service the Company’s debt in volatile market conditions;

•

changes in timing and demand for the Company’s products among the Company’s customers and various market sectors, particularly as a result of fluctuations in their expenditures or ability to obtain funding;

•	the ability to realize the expected benefits related to the Company’s various cost-saving initiatives, including workforce reductions and organizational restructurings;

•	the introduction of competing products by other companies and loss of market share, as well as pressures on prices from competitors and/or customers;

•	changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors;

•	regulatory, economic and competitive obstacles to new product introductions, lack of acceptance of new products and inability to grow organically through innovation;

•	rapidly changing technology and product obsolescence;

•	the risks related to the development, deployment and use of artificial intelligence (“AI”);

•	a failure to timely and effectively use AI and embed it into new product offerings and services that negatively impacts our competitiveness;

•

risks associated with previous or future acquisitions, strategic investments, joint ventures and divestitures, including risks associated with achieving the anticipated financial results and operational synergies, contingent purchase price payments and expansion of our business into new or developing markets;

•	risks associated with unexpected disruptions in operations, including risks associated with our transition to a new ERP system;

•	risks related to any public health crisis or pandemic, climate change, severe weather and geological conditions or events or other events beyond our control;

•	failure to adequately protect the Company’s intellectual property, infringement of intellectual property rights of third parties and inability to obtain licenses on commercially reasonable terms;

•	the Company’s ability to acquire adequate sources of supply and its reliance on outside contractors for certain components and modules, as well as disruptions to its supply chain;

•	risks associated with third-party sales intermediaries and resellers;

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

•

risks associated with cybersecurity and our information technology infrastructure, including attempts by third parties, both private and state-sponsored, to defeat the information security measures of the Company or its third-party partners and gain unauthorized access to sensitive and proprietary Company products, services, systems, or data;

•	risks associated with compliance with data privacy and information security laws and regulations regarding the collection, transmission, storage and use of personally identifying information;

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

Approximately 68% and 69% of the Company’s net sales in 2024 and 2023, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the U.K., as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the political, regulatory and economic environment, in particular, uncertainty regarding possible changes to foreign and domestic trade policy; trade protection measures, including embargoes, sanctions and tariffs; impact and costs of terrorism or war, in particular as a result of the ongoing conflict between Russia and Ukraine and in the Middle East, and the possibility of further escalation resulting in new geopolitical and regulatory instability; the financial difficulties and debt burden experienced by a number of European countries; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; differing tax laws and changes in those laws; restrictions on investments and/or limitations regarding foreign ownership; nationalization of private enterprises which may result in the confiscation of assets; credit risk and uncertainties regarding the collectability of accounts receivable; the impact of global health crises, pandemics and epidemics; changes in inflation and interest rates; instability in the global banking industry; rising energy prices and potential energy shortages; difficulties in protecting intellectual property; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.

In 2024, the Company generated $397 million of total net sales from China, down from $565 million in 2022. This significant 30% reduction in sales from China resulted from lower customer demand for our products across all customer classes, driven by various factors. Such factors include a decline in the economic conditions in China, trade tensions and tariffs between the U.S. and China and their impact on our business and particularly customers’ purchasing decisions, increased competition from local and international competitors in China, the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers and other regulatory and compliance challenges and uncertainties in the Chinese market, all of which had, and may continue to have, an adverse effect on our business and operations in China. For example, in March 2024, the Company had a reduction in workforce that impacted approximately 2% of its employees, primarily in China due to the significant decline in sales resulting from lower customer demand.

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

health policy; export controls; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. Policy, regulatory and enforcement changes introduced by the new presidential administration and regulatory leadership in the United States may impact the business and capital expenditure strategies of the Company’s customers, which in turn could adversely impact the Company’s results of operations or financial condition. The Company typically experiences seasonality in its orders that is reflected as an increase in sales in its fourth quarter as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year-end. However, there can be no assurance that the Company will effectively forecast customer demand and appropriately allocate research and development expenditures to products with high growth and high margin prospects. Additionally, there can be no assurance that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of uncertain global economic conditions.

The analytical instrument market may also, from time to time, experience low sales growth. Approximately 58% and 57% of the Company’s net sales in 2024 and 2023, respectively, were to worldwide pharmaceutical accounts, which are periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

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

Issues and uncertainties related to the development, deployment and use of artificial intelligence in the Company’s business operations and products may result in harm to the Company’s reputation, regulatory action or legal liability.

The Company is beginning to integrate artificial intelligence (“AI”) into its business operations and products and continues to research further uses and opportunities for AI development. As AI is a rapidly developing technology that is still in the early stages of being researched and understood, the development, deployment and use of AI presents novel risks and challenges that have the potential to adversely impact the Company’s business. The premature use of inadequate AI or the use of deficient AI, including flawed or biased algorithms, could harm the Company’s brand, reputation or competitive advantage or result in regulatory penalties or legal liability. Failures in AI functionality could result in delays in new product offerings and services and have an adverse impact on other business activities. Delays or disruptions in successfully developing and implementing AI as part of the Company’s business activities, products or services could have a negative impact on the Company’s competitiveness, particularly if competitors are successful in making and leveraging such advancements, and the development of adequate AI technology will require significant investment. Due to the novelty of AI technology, the Company may also experience additional risks that cannot yet be predicted.

Laws and regulations arising from the use and development of AI technology present additional uncertainties and risks to the Company. In particular, the use and development of AI implicates risks related to intellectual property, data protection and privacy laws and regulations. Due to the rapid developments being made in AI technology, the legal and regulatory landscape related to AI is constantly evolving. Complying with developing laws, regulations and standards could significantly burden the Company, and failures to comply could result in legal liability, regulatory action or reputational harm.

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

Despite testing prior to the release and throughout the lifecycle of a product or service, the detection and correction of any errors in released software or hardware can be time consuming and costly. This could delay the development or release of new products or services, or new versions of products or services, create security vulnerabilities in the Company’s products or services, and adversely affect market acceptance of products or services. If the Company experiences errors or delays in releasing its software or hardware, or new versions thereof, its sales could be affected, and revenues could decline. Errors in software or hardware could expose the Company to product liability, performance and warranty claims as well as harm to brand and reputation, which could impact future sales.

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

Disruption of operations, including at the Company’s manufacturing facilities, or disruption or failure of the Company’s key technology systems could have a material impact on the Company’s business, results of operations and financial condition.

The Company manufactures LC instruments at facilities in Milford, Massachusetts and through a subcontractor in Singapore; precision chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Wilmslow, England, Birmingham, England and Wexford, Ireland; thermal analysis and rheometry products at its facilities in New Castle, Delaware; and other instruments and consumables at various other locations as a result of the Company’s acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility, power interruptions, cybersecurity incidents, failure of key technology systems, weather events or natural disasters (including the potential impacts of climate change) or other reasons, could harm our customer relationships, impede our ability to generate sales and have a material adverse effect on the Company’s results of operations or financial condition.

Our worldwide enterprise resource planning (“ERP”) system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, coordinate resource allocation between our manufacturing facilities across the globe, provide critical information to our management, and prepare our financial statements. In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide ERP system, which is expected to provide enhanced operating efficiencies, process alignment, information sharing, and scalability compared to the Company’s existing ERP system. While implementation of the new ERP system is currently underway, the full transition to the new ERP system is expected to be a multi-year process. Transitioning from the existing ERP system to the new ERP system has required and will continue to require significant investment of human and financial resources, and we may experience significant increases to inherent costs and risks associated with such a transition, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or potential challenges, such as the cost of training personnel, migration of data, the potential instability of the new ERP system and cost overruns. A significant disruption or deficiency in the design or implementation of the new ERP system may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfil contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business and, as a result, may have an adverse and material adverse effect on our results of operations or financial condition.

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

Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply. Consolidation among such suppliers could also result in other limited or sole-source suppliers for the Company in the future. Disruption of these sources could have, at a minimum, a temporary adverse effect on shipments and the financial results of the Company. In addition, price increases from these suppliers, including as a result of any imposed tariffs, could have an adverse effect on the Company’s margins. A prolonged inability to obtain certain materials or components or a sustained material cost increase to source such materials and components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationships with its customers and, accordingly, adversely affect the Company’s business.

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

Governments in the jurisdictions in which the Company operates implement changes to tax laws and regulations from time to time. Starting in 2024, various foreign jurisdictions are beginning to implement aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These new tax laws and regulations, and any changes in corporate income tax rates or regulations regarding transfer pricing or repatriation of dividends or capital, as well as changes in the interpretation of existing tax laws and regulations, could adversely affect the Company’s cash flow and lead to increases in its overall tax burden, which would negatively affect the Company’s profitability. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows in 2024. As of the date of this Annual Report, the Company does not anticipate that the Pillar Two tax rules will have a material impact on future periods.

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

As of December 31, 2024, the net carrying value of the Company’s goodwill and other intangible assets totaled approximately $1.9 billion. The Wyatt acquisition significantly increased the carrying value of the Company’s goodwill and other intangible assets, which could lead to potential impairments if Wyatt’s financial results are significantly less than anticipated in the future. In accordance with generally accepted accounting principles, the Company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to the Company’s business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines or increases in associated discount rates can impair the Company’s goodwill and other intangible assets. Any charges relating to such impairments adversely affect the Company’s financial statements in the periods recognized.

RISKS RELATED TO HUMAN CAPITAL MANAGEMENT

We may not be able to attract and retain qualified employees.

Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees. A number of such competitors for talent are significantly larger than us and are able to offer compensation in excess of what we are able to offer. Additionally, macroeconomic conditions, including wage inflation, could have a material impact on our ability to attract and retain talent, our turnover rate and the cost of operating our business. During 2024 and 2023, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction that impacted approximately 5% of the Company’s employees. These workforce reductions may not have the desired impact on our cost-saving initiatives, as they could adversely affect our productivity, morale, customer relationships, product quality, innovation capabilities and ability to execute our strategic plans. Moreover, these workforce reductions could expose us to potential litigation, severance costs, reputational damage and loss of key personnel. If we are unable to manage the effects of these workforce reductions or achieve the expected benefits from them, our business, financial condition and results of operations could be materially and adversely affected. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.

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

The Company relies on its technology infrastructure and that of its third-party partners, including its software and banking partners, among other functions, to interact with suppliers, sell products and services, fulfill contract obligations, ship products, collect and make electronic wire and check based payments and otherwise conduct business. The Company’s technology infrastructure and that of its third-party partners has been, and may in the future be, vulnerable to damage or interruption from, but not limited to, natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, ransomware, unauthorized access to customer or employee data, unauthorized access to and funds transfers from Company bank accounts and other attempts to harm the Company’s systems. The risk of damage or interruption to technology infrastructure as a result of cyber-attacks has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased, including through state-sponsored actors and/or the use of artificial intelligence.

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

The Company is subject to varying data privacy laws and regulations, and a violation of such laws and regulations could have a negative impact on the Company’s business, results of operations and financial condition.

The Company is subject to varying data privacy laws and regulations related to the collection, storage and transmission of personal data in jurisdictions including the United States, the European Union and the United Kingdom, among others. The legal and regulatory landscape relating to data privacy is continuously changing, and there has been an increased emphasis on developing and enforcing privacy and data protection laws. In addition to regulatory consequences, any failure to protect personal data may damage the Company’s reputation or relationships with its customers, employees and partners. Safeguarding personal data and complying with related laws and regulations creates significant costs for the Company, and a failure to comply could result in legal liability, regulatory action or reputational harm, which could adversely affect the Company’s business, results of operations and financial condition.

RISKS RELATED TO COMPLIANCE, REGULATORY OR LEGAL MATTERS

Changes in governmental regulations and compliance failures could harm the Company’s business.

The Company is subject to regulation by various federal, state and foreign governments and agencies in areas including, among others, health and safety, import/export, privacy and data protection, FCPA and environmental laws and regulations. A portion of the Company’s operations are subject to regulation by the FDA and similar foreign regulatory agencies. Regulations govern an array of product activities, including design, development, labeling, manufacturing, promotion, sales and distribution. These regulations are complex and can change frequently (including as a result of changes in interpretation of existing regulations). In particular, significant political shifts in any of the countries in which the Company conducts business, including the United States, may result in regulatory uncertainty and substantial changes in the regulatory regimes to which the Company is subject. For example, the new presidential administration and regulatory leadership in the United States may propose, enact or pursue policy, regulatory and enforcement changes that create additional uncertainty for our business. Any failure by the Company to comply with applicable governmental regulations could result in product recalls, the imposition of fines, restrictions on the Company’s ability to conduct or expand its operations or the cessation of all or a portion of its operations. Additionally, the Company develops, configures and markets its products and services to meet customer needs created by these regulations, and any significant change in regulations could reduce demand for its products, increase its expenses or otherwise materially impact its financial position and results of operations.

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

As a publicly traded company, the Company is subject to the rules of the SEC and the New York Stock Exchange. In addition, the Company must comply with the Sarbanes-Oxley regulations, which require the Company to establish and maintain adequate internal control over financial reporting. The Company’s efforts to comply with such laws and regulations are time consuming and costly. While we continue to enhance our controls, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. Failure to comply with such regulations or having inadequate internal controls could have a material adverse effect on the Company’s financial condition and operations, which could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our stock and our access to capital.

The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which require disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2023, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2024 supply chain, and the Company plans to file its 2024 Form SD with the SEC in May 2025. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

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

The Company sponsors various retirement plans, both inside and outside the United States. Any changes in regulations made by governments in countries in which the Company sponsors retirement plans could adversely impact the Company’s cash flows or results of operations. In connection with these retirement plans, the Company is exposed to market risks associated with changes in the various capital markets. For example, changes in long-term interest rates affect the discount rate that is used to measure the Company’s retirement plan obligations and related expense. In addition, changes in the market value of investments held by the retirement plans could materially impact the funded status of the retirement plans and affect the related pension expense and level and timing of contributions required under applicable laws.

The Company’s financial condition and results of operations could be adversely affected if the Company is unable to maintain a sufficient level of cash flow.

The Company had $1.6 billion in debt and $325 million in cash, cash equivalents and investments as of December 31, 2024. As of December 31, 2024, the Company also had the ability to borrow an additional $1.6 billion from its existing, committed credit facility. All but a small portion of the Company’s debt was in the U.S. There is a substantial cash requirement in the United States to fund operations and capital expenditures, service debt interest obligations, finance potential United States acquisitions and continue authorized stock repurchase programs. As such, the Company’s financial condition and results of operations could be adversely impacted if the Company is unable to generate and maintain a sufficient level of cash flow to address these requirements through (1) cash from operations, (2) the Company’s ability to access its existing cash and revolving credit facility, (3) the ability to expand the Company’s borrowing capacity and (4) other sources of capital obtained at an acceptable cost.

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
Despite the existence of mitigation measures, the Company’s systems and those of its partners remain potentially vulnerable to cybersecurity threats, any of which could have a material adverse effect on the Company’s business. To date, cybersecurity incidents have not resulted in a material adverse impact to the Company’s business strategy, results of operations and financial condition, but future incidents could have such an impact. See Item 1A, Risk Factors - Risks Related to Cybersecurity and Data Privacy.
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

2
8

The Company’s Vice President and Chief Information Officer has over 24 years of business experience managing risks from cybersecurity threats/developing and implementing cybersecurity policies and procedures, as well as several relevant certifications.

2
9

Item 2: Properties

Waters Corporation operates 19 United States facilities and 68 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations (1)

Location	Function (2)	Owned/Leased
Golden, CO	M, R, S, D, A	Owned
New Castle, DE	M, R, S, D, A	Owned
Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Cambridge, MA	R, S	Leased
Eden Prairie, MN	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Santa Barbara, CA	M, R, S, D, A	Leased
Beijing, China	S, A	Leased
Shanghai, China	R, S, A	Leased
Birmingham, England	M, A	Owned
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Hüllhorst, Germany	M, R, S, D, A	Owned
Wexford, Ireland	M, R, D, A	Owned
Bangalore, India	M, R, S, D, A	Owned/Leased
Etten-Leur, Netherlands	S, D, A	Owned
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	The Company operates more than one primary facility within certain states and foreign countries.
(2)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 9 field offices in the United States and 55 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (3)

United States	International

Costa Mesa, CA	Australia	Hong Kong	People’s Republic of China
Pleasanton, CA	Austria	India	Portugal
Wood Dale, IL	Belgium	Ireland	Poland
Carmel, IN	Brazil	Israel	Puerto Rico
Woburn, MA	Canada	Italy	Spain
Columbia, MD	Czech Republic	Japan	Sweden
Morrisville, NC	Denmark	Korea	Switzerland
Parsippany, NJ	Finland	Malaysia	Taiwan
Bellaire, TX	France	Mexico	United Arab Emirates
	Germany	Netherlands	United Kingdom
	Hungary	Norway

(3)	The Company operates more than one field office within certain states and foreign countries.

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

The Company’s common stock is registered under the Exchange Act and is listed on the New York Stock Exchange under the symbol “WAT”. As of February 21, 2025, the Company had 65 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of the Board of Directors and will depend on restrictions and other factors the Board of Directors may deem relevant. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2024, 2023 and 2022.

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

The following graph compares the cumulative total return on $100 invested as of December 31, 2019 (the last day of public trading of the Company’s common stock in fiscal year 2019) through December 31, 2024 (the last day of public trading of the common stock in fiscal year 2024) in the Company’s common stock, the NYSE Market Index, the SIC Code 3826 Index and the S&P 500 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2019

AMONG WATERS CORPORATION, NYSE MARKET INDEX, SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS AND S&P 500 INDEX

WATERS CORPORATION
NYSE MARKET INDEX
SIC CODE INDEX
S&P 500 INDEX
DOLLARS
225
175
125
75
2019
2020
2021
2022
2023
2024

	2019	2020	2021	2022	2023	2024
WATERS CORPORATION	100.00	105.89	159.47	146.62	140.91	158.78
NYSE MARKET INDEX	100.00	106.99	129.11	117.04	133.16	154.19
SIC CODE INDEX	100.00	128.89	161.64	107.91	96.14	89.95
S&P 500 INDEX	100.00	118.40	152.39	124.79	157.59	197.02

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2024 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
September 29, 2024 to October 26, 2024	—	$—	—	$961,207
October 27, 2024 to November 23, 2024	—	$—	—	$961,207
November 24, 2024 to December 31, 2024	—	$—	—	$961,207

Total	—	$—	—	$961,207

(1)	The Company repurchased fewer than one thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock during the three months ended December 31, 2024.
(2)

In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

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

Wyatt Acquisition

On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The acquisition has expanded Waters’ portfolio and increased our exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its revolving credit facility. The Company’s financial results for the year ended December 31, 2024 include the financial results of Wyatt for the full year, while the financial results for the year ended December 31, 2023 only included seven-and-a-half months of Wyatt’s financial results as the closing of the acquisition occurred during the second quarter of 2023.

Financial Overview

The Company’s operating results are as follows for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except per share data):

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues:
Product sales	$1,844,176	$1,903,050	$1,988,169	(3%)	(4%)
Service sales	1,114,211	1,053,366	983,787	6%	7%

Total net sales	2,958,387	2,956,416	2,971,956	—	(1%)
Costs and operating expenses:
Cost of sales	1,200,201	1,195,223	1,248,182	—	(4%)
Selling and administrative expenses	690,148	736,014	658,026	(6%)	12%
Research and development expenses	183,027	174,945	176,190	5%	(1%)
Purchased intangibles amortization	47,090	32,558	6,366	45%	411%
Acquired in-process research and development	—	—	9,797	* *	* *
Litigation provision	11,568	—	—	—	* *

Operating income	826,353	817,676	873,395	1%	(6%)
Operating income as a % of sales	27.9%	27.7%	29.4%
Other income, net	776	807	2,228	(4%)	(64%)
Interest expense, net	(72,261)	(82,240)	(37,777)	(12%)	118%

Income before income taxes	754,868	736,243	837,846	3%	(12%)
Provision for income taxes	117,034	94,009	130,091	24%	(28%)

Net income	$637,834	$642,234	$707,755	(1%)	(9%)

Net income per diluted common share	$10.71	$10.84	$11.73	(1%)	(8%)

**	Percentage not meaningful

The Company’s net sales were flat in 2024 as compared to 2023 and decreased 1% in 2023 as compared to 2022 as the Company’s sales growth in most major geographies was offset by a 10% and a 22% reduction in sales in China, respectively. The decline in China sales were primarily driven by lower demand for our instrument systems and chemistry products as a result of increased government regulations and lower spending by our customers due to macroeconomic conditions. Excluding China, the Company’s sales growth increased 2% and 5% in 2024 and 2023, respectively. Foreign currency translation decreased sales growth by 1% in both 2024 and 2023. Wyatt sales increased the Company’s sales growth by 1% and 3% in 2024 and 2023, respectively.

Instrument system sales decreased 6% in 2024 as compared to 2023 and 7% in 2023 as compared to 2022 as a result of weaker customer demand in most geographies, driven primarily by the 15% and 30% decline in our China instrument sales, respectively. Excluding China, the Company’s instrument system sales declined 4% in 2024 and grew 1% in 2023. Wyatt’s instrument system sales added 2% and 4% to the Company’s instrument system sales growth in 2024 and 2023, respectively.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 5% and 6% in 2024 and 2023, respectively. Foreign currency translation decreased recurring revenues sales growth by 1% in both 2024 and 2023.

Operating income was $826 million in 2024, up from $818 million in 2023 as the cost savings from recent workforce reductions and the absence of the $26 million in severance costs associated with the workforce reduction incurred in 2023 were offset by higher annual incentive compensation, a full year of amortization associated with the Wyatt acquisition and merit increases in 2024. In addition, foreign currency translation lowered operating income by $43 million.

Operating income of $818 million in 2023 declined $55 million from the operating income of $873 million in 2022 as a result of the $26 million severance costs associated with the workforce reductions and the additional expenses associated with the Wyatt acquisition relating to purchased intangible amortization of $27 million, retention agreement costs of $19 million and due diligence costs of $13 million. These costs were partially offset by the cost savings from the workforce reductions and lower electronic components costs and freight costs. In addition, the negative effect of foreign currency translation lowered operating income by approximately $23 million during 2023.

The Company’s effective tax rates were 15.5%, 12.8% and 15.5% for 2024, 2023 and 2022, respectively. Net income per diluted share was $10.71, $10.84 and $11.73 in 2024, 2023 and 2022, respectively.

The Company generated $762 million, $603 million and $612 million of net cash flow from operating activities in 2024, 2023 and 2022, respectively. The increase in cash flows from operating activities in 2024 was driven by lower annual incentive bonus payments and an improvement in working capital in the current year. The decrease in 2023 operating cash flow was primarily a result of lower sales volumes, higher income tax payments and higher incentive compensation payments in 2023 as compared to 2022.

Net cash used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $142 million, $161 million and $176 million in 2024, 2023 and 2022, respectively. The decline in 2024 is primarily due to the completion of the Company’s new manufacturing facilities. In addition, net cash used in investing activities in 2023 included $1.3 billion for the Wyatt acquisition.

In July 2024, the Company entered into a private Master Note Facility Agreement (the “Shelf Agreement”) with NYL Investors LLC (“NYL”) pursuant to which the Company may, at its option, authorize the issuance and sale of senior promissory notes (the “Shelf Notes”) up to an aggregate principal amount of $200 million. The purchase of any Shelf Notes is in the sole discretion of NYL. Any Shelf Notes sold or issued pursuant to the Shelf Agreement will mature no more than 15 years after the issuance date and will bear interest on the unpaid balance from the issuance date at the rates specified in the Shelf Agreement.

In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company believes that it has the financial flexibility to fund these share repurchases, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits, given current cash and investment levels and debt borrowing capacity.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net Sales:
Asia:
China	$396,599	$440,707	$565,143	(10%)	(22%)
Japan	157,321	167,202	167,220	(6%)	—
Asia Other	415,302	399,916	399,380	4%	—

Total Asia	969,222	1,007,825	1,131,743	(4%)	(11%)
Americas:
United States	933,926	927,982	886,140	1%	5%
Americas Other	181,854	180,591	169,495	1%	7%

Total Americas	1,115,780	1,108,573	1,055,635	1%	5%
Europe	873,385	840,018	784,578	4%	7%

Total net sales	$2,958,387	$2,956,416	$2,971,956	—	(1%)

In 2024, sales growth was flat as compared to 2023 and sales declined by 1% in 2023 as compared to 2022. During these periods, the Company’s sales in most geographies grew positively, except in China and Japan. The sales growth outside of China was led by India where sales increased 15% and 2% in 2024 and 2023, respectively. China’s sales declined by 10% and 22% in 2024 and 2023, respectively, and were primarily driven by lower demand for our instrument systems and chemistry products resulting from increased government regulations and lower spending by our customers due to macroeconomic conditions. Excluding China, the Company’s sales increased 2% and 5% in 2024 and 2023, respectively. Foreign currency translation decreased sales growth by 1% in both 2024 and 2023. Wyatt sales increased the Company’s sales growth by 1% and 3% in 2024 and 2023, respectively, and added 3% to the U.S. sales.

In 2024, sales increased 1% in the U.S. and 4% in Europe, while decreasing 4% in Asia, with the effect of foreign currency translation increasing sales growth in Europe by 1% and decreasing sales growth in Asia by 4%. The decrease in Asia sales growth is driven by the decline in China’s sales and the effect of foreign currency translation which decreased Japan’s sales growth by 7%.

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

Sales by Trade Class

Net sales by customer class are presented below for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Pharmaceutical	$1,718,899	$1,696,875	$1,751,665	1%	(3%)
Industrial	908,486	909,003	909,805	—	—
Academic and government	331,002	350,538	310,486	(6%)	13%

Total net sales	$2,958,387	$2,956,416	$2,971,956	—	(1%)

In 2024, sales to pharmaceutical customers increased 1% as compared to 2023 as the 18% increase in India’s sales was offset by the 11% decline in China’s sales. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, were flat in 2024 as the 7% sales growth in the U.S. was primarily offset by a 9% decline in China’s sales. Combined sales to academic and government customers decreased 6% in 2024 as sales declined in most major geographies, except for Europe and India where sales grew 1% and 27%, respectively. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

In 2023, sales to pharmaceutical customers decreased 3%, primarily driven by weakness in customer demand in China, with foreign currency translation decreasing pharmaceutical sales growth by 1% and Wyatt sales contributing 3% to the Company’s pharmaceutical sales growth. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, were flat in 2023, with foreign currency translation decreasing industrial sales growth by 1% and Wyatt contributing 1% to industrial sales growth. Combined sales to academic and government customers increased 13% in 2023, with foreign currency translation decreasing academic and government sales growth by 1% and Wyatt sales contributing 4% to academic and government sales growth.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,						% change
	2024	% of Total	2023	% of Total	2022	% of Total	2024 vs. 2023	2023 vs. 2022
Waters instrument systems	$1,032,493	40%	$1,108,702	43%	$1,210,456	46%	(7%)	(8%)
Chemistry consumables	565,481	21%	541,469	20%	525,399	20%	4%	3%

Total Waters product sales	1,597,974	61%	1,650,171	63%	1,735,855	66%	(3%)	(5%)
Waters service	1,006,447	39%	951,419	37%	890,607	34%	6%	7%

Total Waters net sales	$2,604,421	100%	$2,601,590	100%	$2,626,462	100%	—	(1%)

Waters products and service sales were flat and decreased by 1% in 2024 and 2023, respectively, with the effect of foreign currency translation decreasing Waters sales growth by 1% in both 2024 and 2023. Wyatt sales increased Waters products and service sales by approximately 1% in 2024. Waters instrument system sales (LC and MS technology-based) decreased 7% in 2024, primarily driven by weaker customer demand in China where Waters instrument sales declined 12%. Excluding China, the Company’s instrument system sales decreased 4% as compared to 2023. In addition, Wyatt’s instrument system sales contributed 3% to Waters instrument system sales growth in 2024. Waters chemistry consumables sales growth was due to the continued

demand in most major geographies driven by the uptake in columns and application-specific testing kits to pharmaceutical customers, partially offset by weaker demand in China and the negative impact from foreign currency translation, which decreased chemistry sales growth by 1% in 2024.

Waters service sales increased 6% in 2024 due to higher service demand billing, partially offset by the negative impact from foreign currency translation, which decreased service sales growth by 1% in 2024. Wyatt service revenues added 1% to Waters service revenue growth in 2024.

In 2023, Waters products and service sales decreased 1% with the effect of foreign currency translation decreasing Waters sales growth by 1% in 2023. Wyatt products and service sales increased Waters products and service sales by approximately 3% in 2023.

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

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,						% change
	2024	% of Total	2023	% of Total	2022	% of Total	2024 vs. 2023	2023 vs. 2022
TA instrument systems	$246,202	70%	$252,879	71%	$252,314	73%	(3%)	—
TA service	107,764	30%	101,947	29%	93,180	27%	6%	9%

Total TA net sales	353,966	100%	354,826	100%	345,494	100%	—	3%

TA instrument system and service sales growth was flat and grew 3% in 2024 and 2023, respectively. Foreign currency translation decreased sales growth by 1% and had a minimal impact on sales growth in 2023. In 2024, sales growth was broad-based across most major geographies, partially offset by weakness in China. The growth outside of China was primarily driven by strong customer demand for our thermal analysis instruments and services.

Cost of Sales

Cost of sales were flat in 2024 as compared to 2023, primarily due to the change in sales mix and the impact of foreign exchange. In 2023, cost of sales decreased 4% as compared to 2022, primarily due to the change in sales mix and the lower material and freight costs.

Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to be negative to gross profit during 2025.

Selling and Administrative Expenses

Selling and administrative expenses decreased 6% and increased 12% in 2024 and 2023, respectively, as the cost savings from the recent workforce reductions and the absence of costs incurred in the prior year relating to severance charges in connection with the 2023 workforce reduction and the Wyatt acquisition-related due diligence costs were partially offset by an increase in annual incentive compensation expenses.

The increase in 2023 is primarily driven by severance-related costs in connection with a reduction in workforce, which increased expenses by 4%; the Wyatt acquisition due diligence and integration costs, which increased expenses by 2%; and the Wyatt acquisition-related retention expense, which increased expenses by 3%. These increases were partially offset by lower incentive compensation costs. The increase in selling and administrative expenses in 2023 as compared to 2022 can be attributed to higher salary merit and variable incentive compensation costs due to an increase in the number of employees. The effect of foreign currency translation had minimal impact on selling and administrative expenses in 2024 and 2023.

As a percentage of net sales, selling and administrative expenses were 23.3%, 24.9% and 22.1% for 2024, 2023, and 2022, respectively.

Research and Development Expenses

Research and development expenses increased 5% and decreased 1% in 2024 and 2023, respectively. The increase in research and development expenses in 2024 can be attributed to increases from merit compensation and costs associated with new products and the development of new technology initiatives, being partially offset by lower incentive compensation costs. The impact of foreign currency exchange increased expenses by 3% and decreased expenses by 1% in 2024 and 2023, respectively.

Purchased Intangibles Amortization

The increase in purchased intangible amortization of $15 million and $26 million in 2024 and 2023, respectively, can be attributed to the timing of the Wyatt acquisition in May of 2023 as 2024 includes a full year of the amortization from the Wyatt acquisition intangible assets.

Litigation Provisions

The Company incurred $12 million of litigation provisions of 2024, primarily related to a patent litigation settlement.

Acquired In-Process Research & Development

In 2022, the Company completed an asset acquisition in which the CDMS technology assets of Megadalton were acquired for approximately $10 million in total purchase price, of which $5 million was paid at closing and the remaining $4 million will be paid in the future at various dates through 2029.

Other (Expense) Income, net

In 2022, the Company sold an equity investment for $10 million in cash and recorded a gain on the sale of approximately $7 million in other income, net on the statement of operations. The Company also incurred $6 million in losses on an equity investment in 2022 within other income, net on the statement of operations.

Interest Expense, net

Net interest expense in 2024 decreased $10 million as compared to 2023 due to the average outstanding debt in these periods being impacted by the timing of the borrowings to fund the Wyatt acquisition, which closed in May 2023, as well as the timing of the repayment of $1 billion of debt since the completion of the acquisition.

Net interest expense in 2023 increased $44 million as compared to 2022 due to the additional borrowings by the Company to fund the Wyatt acquisition in 2023.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of December 31, 2024. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. Prior to April 1, 2021, the Company had a tax exemption on income arising from qualifying activities in Singapore based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and maintained through March 2021. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income by $14 million, $16 million and $20 million, and increased the Company’s net income per diluted share by $0.24, $0.27 and $0.33 for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company’s effective tax rate for the years ended December 31, 2024, 2023 and 2022 was 15.5%, 12.8% and 15.5%, respectively.

The 2024 effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $5 million provision related to the GILTI tax and a tax benefit of $3 million on stock-based compensation.

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

Effective starting in 2024, various foreign jurisdictions are beginning to implement aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows in 2024. As of the date of this Annual Report, the Company does not anticipate that the Pillar Two tax rules will have a material impact on future periods.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$637,834	$642,234	$707,755
Depreciation and amortization	191,825	165,905	130,423
Stock-based compensation	44,709	36,868	42,564
Deferred income taxes	(877)	(1,197)	(31,988)
Acquired in-process research and development and other non-cash items	—	—	10,003
Change in accounts receivable	(66,240)	49,179	(137,874)
Change in inventories	20,943	(45,443)	(101,902)
Change in accounts payable and other current liabilities	61,585	(79,524)	60,984
Change in deferred revenue and customer advances	6,165	10,433	12,862
Other changes	(133,821)	(175,646)	(81,166)

Net cash provided by operating activities	762,123	602,809	611,661
Net cash used in investing activities	(144,023)	(1,442,265)	(107,967)
Net cash (used in) provided by financing activities	(696,675)	754,951	(509,633)
Effect of exchange rate changes on cash and cash equivalents	7,920	(948)	(14,766)

Decrease in cash and cash equivalents	$(70,655)	$(85,453)	$(20,705)

Cash Flow from Operating Activities

Net cash provided by operating activities was $762 million, $603 million and $612 million in 2024, 2023 and 2022, respectively. The increase in 2024 operating cash flow was primarily a result of lower inventory levels, partially offset by lower net income. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, in addition to the changes in net income:

•

The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 79 days at December 31, 2024, 78 days at December 31, 2023 and 77 days at December 31, 2022.

•	The decrease in inventory can primarily be attributed to better inventory management and higher sales volume in the second half of 2024.

•	The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	A decrease in income tax payments of $60 million as compared to the prior year.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $144 million, $1.4 billion and $108 million in 2024, 2023 and 2022, respectively. Additions to fixed assets and capitalized software were $142 million, $161 million and $176 million in 2024, 2023 and 2022, respectively. The cash flows from investing activities in 2023 and 2022 include $16 million and $32 million, respectively, of capital expenditures related to the major expansion of the Company’s precision chemistry consumable operations in the United States.

During 2024, 2023 and 2022, the Company purchased $4 million, $2 million and $11 million of investments, respectively, while $4 million, $2 million and $78 million of investments matured, respectively, and were used for financing activities described below.

In 2023, the Company completed the acquisition of Wyatt for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition has expanded Waters’ portfolio and increased our exposure to large molecule applications.

In 2022, the Company paid $5 million for the CDMS technology and intellectual property right asset from Megadalton, and the Company is required to make an additional $4 million of guaranteed payments at various dates in the future through 2029. The total purchase price of approximately $10 million was accounted for as Acquired In-Process Research and Development and expensed as part of costs and operating expenses in the statement of operations in 2024.

There were no business acquisitions in 2024.

Cash Flow from Financing Activities

The Company has a credit agreement with an aggregate borrowing capacity of $2.0 billion. As of December 31, 2024, the Company had a total of $1.6 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $0.4 billion borrowed under its credit agreement. The Company’s net debt borrowings as of December 31, 2024 were $730 million lower than as of December 31, 2023, while the net borrowings as of December 31, 2023 and 2022 were $780 million and $60 million higher than as of December 31, 2022 and 2021, respectively.

In July 2024, the Company entered into the Shelf Agreement with NYL pursuant to which the Company may, at its option, authorize the issuance and sale of Shelf Notes up to an aggregate amount of $200 million. The purchase of any Shelf Notes is in the sole discretion of NYL. Any Shelf Notes sold or issued pursuant to the Shelf Agreement will mature no more than 15 years after the issuance date and will bear interest on the unpaid balance from the issuance date at the rates specified in the Shelf Agreement. The Company entered into the Shelf Agreement to increase its borrowing capacity for general corporate purposes. The Company has not issued any Shelf Notes pursuant to the Shelf Agreement through the date of these financial statements.

As of December 31, 2024, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $9 million, $11 million and $9 million in 2024, 2023 and 2022, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $9 million in 2025.

In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. During 2023 and 2022, the Company repurchased $58 million and $616 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. The Company did not make any open market share repurchases in 2024. In addition, the Company repurchased $13 million, $12 million and $11 million of common stock related to the vesting of restricted stock units during 2024, 2023 and 2022, respectively.

The Company received $30 million, $30 million and $43 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during 2024, 2023 and 2022, respectively.

The Company had cash, cash equivalents and investments of $325 million as of December 31, 2024. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $275 million held by foreign subsidiaries at December 31, 2024, of which $226 million was held in currencies other than U.S. dollars.

As of December 31, 2024, the Company’s material cash requirements include the following contractual and other obligations:

Long-term debt. As of December 31, 2024, the Company had $1.6 billion of cash requirements for the principal on long-term debt that will mature and be paid as follows: $830 million in 2026; $50 million in 2028; $300 million in 2029; $50 million in 2030 and $400 million in 2031.

Interest on Senior Unsecured Notes. As of December 31, 2024, the Company had $150 million of cash requirements for the interest on senior unsecured notes that is to be paid as follows: $38 million in 2025; $32 million in 2026; $25 million in 2027; $23 million in 2028; $20 million in 2029; $10 million in 2030; and $2 million in 2031. See also Note 8 in the Notes to the Consolidated Financial Statements for financial information about interest payable.

2017 Tax Act liabilities. As a result of the 2017 Tax Act, the Company incurred a Transition Toll Tax, that would be paid over an eight-year period, starting in 2018, and will not accrue interest. As of December 31, 2024, the Company had a remaining cash requirement of $120 million which will be paid in 2025. See also Note 9 in the Notes to the Consolidated Financial Statements for financial information about tax liabilities.

Operating Leases. The Company’s cash requirements for future lease payments were approximately $81 million as of December 31, 2024. See also Note 11 in the Notes to the Consolidated Financial Statements for financial information about lease liabilities.

Long-term Software Contract Commitments. For contracts the Company is committed to that are not cancelable without penalties, the Company’s contractual obligations were approximately $94 million as of December 31, 2024. In December 2024, the Company’s Board of Directors approved the implementation of a new ERP system. The Company anticipates spending approximately $130 million over the next three years in connection with the implementation of the new ERP system. The Company expects to use existing cash and its credit facility to fund the ERP implementation.

Wyatt Retention Agreements. In conjunction with the Wyatt acquisition, the Company entered into retention agreements with certain employees, in which the Company agreed to pay a total of $40 million by the end of the second anniversary of the acquisition date provided the employees remain employed over that period of time. As of December 31, 2024 the Company’s remaining future obligations associated with the Wyatt retention agreements were $20 million.

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

The Company’s deferred revenue liabilities at December 31, 2024 of $320 million on the consolidated balance sheets consist of instrument service contract obligations and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.

Loss Provision on Inventory

The Company values all of its inventories at the lower of cost or net realizable value on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2024 was recorded at its net realizable value of $477 million, which is net of write-downs of $42 million.

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

Goodwill totaled $1.3 billion as of both December 31, 2024 and 2023. Net intangible assets and long-lived assets amounted to $568 million and $651 million, as of December 31, 2024, respectively, and $629 million and $639 million as of December 31, 2023, respectively.

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

Uncertain Tax Positions

The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company classified interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. At December 31, 2024, the Company had unrecognized tax benefits, excluding interest and penalties, of $18 million.

The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. This incentive has similar requirements for business spending targets, attaining and sustaining employment targets and performance of certain research and manufacturing activities as previous agreements. Prior to April 1, 2021, the Company had a tax exemption on income arising from qualifying activities in Singapore, based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and maintained through March 2021. These milestones include the following types of objectives: reaching and maintaining annual revenue and business spending targets; meeting capital expenditures targets; attaining and sustaining employment targets; and establishing a local research and development and service center. The Company determined that it was more likely than not to realize the tax exemption in Singapore and, accordingly, did not recognize any reserves for unrecognized tax benefits on its balance sheet related to this exemption. In the event that any of the milestone targets were not met, the Company would not be entitled to the tax exemption on income earned in Singapore and all the tax benefits previously recognized would be reversed, resulting in the recognition of income tax expense equal to the statutory tax of 17% on income earned during that period.

The effect of applying these concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income by $14 million, $16 million and $20 million and increased the Company’s net income per diluted share by $0.24, $0.27 and $0.33 for the years ended December 31, 2024, 2023 and 2022, respectively.

Business Combinations and Asset Acquisitions

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in our recent acquisition of Wyatt, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted-average cost of capital, adjusted for specific risks associated with the assets.

In our prior year acquisition of Wyatt in fiscal 2023, customer relationship intangible assets have been the most significant identifiable assets acquired. The customer relationships were valued using the multi-period excess earnings method under the income approach. Our cash flow projections for the customer relationships acquired included significant judgments and assumptions related to customer attrition rate, discount rate, and forecasted revenues. The value of the client relationships acquired was $331 million in fiscal year 2023, the majority of which relates to U.S. customer relationships.

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

Cash Flow Hedges

The Company’s Credit Facility is a variable borrowing and has interest payments based on a contractually specified interest rate index. The contractually specified index on the Credit Facility is the 3-month Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company enters into interest rate swaps that will effectively lock-in the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to earnings in the period that the underlying transaction impacts consolidated earnings. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive loss will be reclassified to earnings in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the years ended December 31, 2024 and 2023, the Company did not have any cash flow hedges that were deemed ineffective.

Interest Rate Cross-Currency Swap Agreements

As of December 31, 2024, the Company had three-year interest rate cross-currency swap derivative agreements with a notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2024		December 31, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$14,999	$482	$24,155	$183
Other current liabilities	$24,749	$261	$16,000	$207
Interest rate cross-currency swap agreements:
Other assets	$625,000	$26,196	$220,000	$4,835
Other liabilities	$—	$—	$405,000	$13,384
Accumulated other comprehensive income (loss)		$32,979		$(7,975)
Interest rate swap cash flow hedges:
Other assets	$100,000	$503	$—	$—
Other liabilities	$50,000	$641	$100,000	$2,974
Accumulated other comprehensive loss		$(138)		$(2,974)

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial Statement Classification	Year Ended December 31,
		2024	2023	2022
Foreign currency exchange contracts:
Realized gains (losses) on closed contracts	Cost of sales	$850	$224	$(3,855)
Unrealized gains (losses) on open contracts	Cost of sales	245	(156)	(176)

Cumulative net pre-tax gains (losses)	Cost of sales	$1,095	$68	$(4,031)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$10,110	$10,974	$8,872
Unrealized gains (losses) on open contracts	Accumulated other comprehensive loss	$40,954	$(18,001)	$25,969
Interest rate swap cash flow hedges:
Interest earned	Interest income	$1,281	$326	$—
Unrealized losses on open contracts	Accumulated other comprehensive loss	$(2,835)	$(2,974)	$—

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of December 31, 2024 would decrease pre-tax earnings by approximately $1 million. Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of December 31, 2024 would increase by approximately $60 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity. The related impact on interest income would not have a material effect on pre-tax earnings.

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bill money market funds and commercial paper. As of December 31, 2024, the carrying value of the Company’s cash and cash equivalents approximated fair value.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of December 31, 2024, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2024 and 2023, $275 million out of $325 million and $321 million out of $396 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $226 million out of $325 million and $233 million out of $396 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of December 31, 2024 would decrease by approximately $23 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Waters Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Waters Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control—Integrated Framework
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
Product Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company recognizes revenue on product sales at the time control of the product transfers to the customer. Certain of the Company’s customers have terms where control of the product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery. Product sales totaled $1.8 billion for the year ended December 31, 2024.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25,
202
5
We have served as the Company’s auditor since 1994.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$324,421	$395,076
Investments	934	898
Accounts receivable, net	733,365	702,168
Inventories	477,261	516,236
Other current assets	133,130	138,489

Total current assets	1,669,111	1,752,867
Property, plant and equipment, net	651,200	639,073
Intangible assets, net	567,906	629,187
Goodwill	1,295,720	1,305,446
Operating lease assets	74,193	84,591
Other assets	295,665	215,690

Total assets	$4,553,795	$4,626,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$—	$50,000
Accounts payable	99,931	84,705
Accrued employee compensation	93,969	69,391
Deferred revenue and customer advances	250,807	256,675
Current operating lease liabilities	25,537	27,825
Accrued income taxes	158,658	120,257
Accrued warranty	11,602	12,050
Other current liabilities	149,254	168,677

Total current liabilities	789,758	789,580
Long-term liabilities:
Long-term debt	1,626,488	2,305,513
Long-term portion of retirement benefits	44,611	47,559
Long-term income tax liabilities	30,318	137,123
Long-term operating lease liabilities	50,317	58,926
Other long-term liabilities	183,796	137,812

Total long-term liabilities	1,935,530	2,686,933

Total liabilities	2,725,288	3,476,513
Commitments and contingencies (Notes 8, 9, 10, 11, 12 and 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,962 and 162,709 shares issued, 59,388 and 59,176 shares outstanding at December 31, 2024 and December 31, 2023, respectively	1,630	1,627
Additional paid-in capital	2,341,298	2,266,265
Retained earnings	9,788,655	9,150,821
Treasury stock, at cost, 103,574 and 103,533 shares at December 31, 2024 and December 31, 2023, respectively	(10,147,793)	(10,134,252)
Accumulated other comprehensive loss	(155,283)	(134,120)

Total stockholders’ equity	1,828,507	1,150,341

Total liabilities and stockholders’ equity	$4,553,795	$4,626,854

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Revenues:
Product sales	$1,844,176	$1,903,050	$1,988,169
Service sales	1,114,211	1,053,366	983,787

Total net sales	2,958,387	2,956,416	2,971,956
Costs and operating expenses:
Cost of product sales	747,920	766,374	836,209
Cost of service sales	452,281	428,849	411,973
Selling and administrative expenses	690,148	736,014	658,026
Research and development expenses	183,027	174,945	176,190
Purchased intangibles amortization	47,090	32,558	6,366
Litigation provision	11,568	—	—
Acquired in-process research and development	—	—	9,797

Total costs and operating expenses	2,132,034	2,138,740	2,098,561

Operating income	826,353	817,676	873,395
Other income, net	776	807	2,228
Interest expense	(89,677)	(98,861)	(48,797)
Interest income	17,416	16,621	11,020

Income before income taxes	754,868	736,243	837,846
Provision for income taxes	117,034	94,009	130,091

Net income	$637,834	$642,234	$707,755

Net income per basic common share	$10.75	$10.87	$11.80
Weighted-average number of basic common shares	59,333	59,076	59,985
Net income per diluted common share	$10.71	$10.84	$11.73
Weighted-average number of diluted common shares and equivalents	59,552	59,270	60,331

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$637,834	$642,234	$707,755
Other comprehensive (loss) income:
Foreign currency translation	(26,565)	17,761	(46,135)
Unrealized gains (losses) on derivative instruments before reclassifications	4,116	(2,648)	—
Amounts reclassified to interest income	(1,281)	(326)	—

Unrealized gains (losses) on derivative instruments before income taxes	2,835	(2,974)	—
Income tax (expense) benefit	(680)	714	—

Unrealized gains (losses) on derivative instruments, net of tax	2,155	(2,260)	—
Unrealized gains on investments before income taxes	—	—	26
Income tax expense	—	—	(6)

Unrealized gains on investments, net of tax	—	—	20
Retirement liability adjustment before reclassifications	3,828	(10,153)	20,953
Amounts reclassified to other income, net	448	(98)	574

Retirement liability adjustment before income taxes	4,276	(10,251)	21,527
Income tax (expense) benefit	(1,029)	2,202	(5,119)

Retirement liability adjustment, net of tax	3,247	(8,049)	16,408
Other comprehensive (loss) income	(21,163)	7,452	(29,707)

Comprehensive income	$616,671	$649,686	$678,048

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$637,834	$642,234	$707,755
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	44,709	36,868	42,564
Deferred income taxes	(877)	(1,197)	(31,988)
Depreciation	87,018	84,625	71,998
Amortization of intangibles	104,807	81,280	58,425
Realized gain on sale of investment	—	(742)	—
In-process research and development and other non-cash charges	—	—	10,003
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(66,240)	49,179	(137,874)
Decrease (increase) in inventories	20,943	(45,443)	(101,902)
Increase in other current assets	(9,537)	(43,164)	(23,074)
Decrease (increase) in other assets	4,654	(26,264)	(5,514)
Increase (decrease) in accounts payable and other current liabilities	61,585	(79,524)	60,984
Increase in deferred revenue and customer advances	6,165	10,433	12,862
Decrease in other liabilities	(128,938)	(105,476)	(52,578)

Net cash provided by operating activities	762,123	602,809	611,661
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(142,481)	(160,632)	(175,921)
Asset and business acquisitions, net of cash acquired	—	(1,282,354)	—
Proceeds from (investments in) equity investments, net	(1,489)	742	8,903
Payments for intellectual property licenses	—	—	(7,535)
Purchases of investments	(3,729)	(1,791)	(11,407)
Maturities and sales of investments	3,676	1,770	77,993

Net cash used in investing activities	(144,023)	(1,442,265)	(107,967)
Cash flows from financing activities:
Proceeds from debt issuances	170,000	1,450,040	205,000
Payments on debt	(900,000)	(670,040)	(145,000)
Payments of debt issuance costs	—	(400)	—
Proceeds from stock plans	30,366	29,792	42,801
Purchases of treasury shares	(13,541)	(70,277)	(626,061)
Proceeds from derivative contracts	16,500	15,836	13,627

Net cash (used in) provided by financing activities	(696,675)	754,951	(509,633)
Effect of exchange rate changes on cash and cash equivalents	7,920	(948)	(14,766)

Decrease in cash and cash equivalents	(70,655)	(85,453)	(20,705)
Cash and cash equivalents at beginning of period	395,076	480,529	501,234

Cash and cash equivalents at end of period	$324,421	$395,076	$480,529

Supplemental cash flow information:
Income taxes paid	$183,341	$243,316	$160,082
Interest paid	$92,096	$94,099	$48,083
The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance December 31, 2021	162,084	$1,621	$2,114,880	$7,800,832	$(9,437,914)	$(111,865)	$367,554
Net income	—	—	—	707,755	—	—	707,755
Other comprehensive loss	—	—	—	—	—	(29,707)	(29,707)
Issuance of common stock for employees:
Employee Stock Purchase Plan	37	—	10,952	—	—	—	10,952
Stock options exercised	192	2	31,676	—	—	—	31,678
Treasury stock	—	—	—	—	(626,061)	—	(626,061)
Stock-based compensation	112	1	42,316	—	—	—	42,317

Balance December 31, 2022	162,425	$1,624	$2,199,824	$8,508,587	$(10,063,975)	$(141,572)	$504,488

Net income	—	—	—	642,234	—	—	642,234
Other comprehensive income	—	—	—	—	—	7,452	7,452
Issuance of common stock for employees:
Employee Stock Purchase Plan	41	—	11,124	—	—	—	11,124
Stock options exercised	100	1	17,635	—	—	—	17,636
Treasury stock	—	—	—	—	(70,277)	—	(70,277)
Stock-based compensation	143	2	37,682	—	—	—	37,684

Balance December 31, 2023	162,709	$1,627	$2,266,265	$9,150,821	$(10,134,252)	$(134,120)	$1,150,341

Net income	—	—	—	637,834	—	—	637,834
Other comprehensive loss	—	—	—	—	—	(21,163)	(21,163)
Issuance of common stock for employees:
Employee Stock Purchase Plan	36	—	9,778	—	—	—	9,778
Stock options exercised	98	1	21,203	—	—	—	21,204
Treasury stock	—	—	—	—	(13,541)	—	(13,541)
Stock-based compensation	119	2	44,052	—	—	—	44,054

Balance December 31, 2024	162,962	$1,630	$2,341,298	$9,788,655	$(10,147,793)	$(155,283)	$1,828,507

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
On May 16, 2023, the Company completed the acquisition of Wyatt Technology, LLC and its three operating subsidiaries, Wyatt Technology Europe GmbH, Wyatt Technology France and Wyatt Technology UK Ltd. (collectively, “Wyatt”), for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The acquisition has expanded Waters’ portfolio and increased our exposure to large molecule applications. The Company financed this transaction with a combination of cash on its balance sheet and borrowings under its revolving credit facility. The Company’s financial results for the year ended December 31, 2024 include the financial results of Wyatt for the full year, while the financial results for the year ended December 31, 2023 only include seven-and-a-half
months of Wyatt’s financial results as the closing of the acquisition occurred during the second quarter of 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Translation of Foreign Currencies
The functional currency of each of the Company’s foreign operating subsidiaries is the local currency of its country of domicile, except for the Company’s subsidiaries in Hong Kong and Singapore, where the underlying transactional cash flows are denominated in currencies other than the respective local currency of domicile. The functional currency of the Hong Kong and Singapore subsidiaries is the U.S. dollar, based on the respective entity’s cash flows.
For the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the respective period. Any resulting translation gains or losses are included in accumulated other comprehensive loss in the consolidated balance sheets.
The Company’s net sales derived from operations outside the United States were 68%, 69% and 70% in 2024, 2023 and 2022, respectively. Gains and losses from foreign currency transactions are included primarily in cost of sales in the consolidated statements of operations. In 2024, 2023 and 2022, foreign currency transactions resulted in net losses of $36 million, $16 million and $31 million, respectively.
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
The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2024 and 2023, $275 million out of $325 million and $321 million out of $396 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $226 million out of $325 million and $233 million out of $396 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2024 and 2023, respectively.

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
The following is a summary of the activity of the Company’s allowance for credit losses for the twelve months ended December 31, 2024, 2023 and 2022 (in thousands):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period
Allowance for Credit Losses
December 31, 2024	$19,335	$3,198	$(8,264)	$14,269
December 31, 2023	$14,311	$8,120	$(3,096)	$19,335
December 31, 2022	$13,228	$6,509	$(5,426)	$14,311
Concentration of Credit Risk
The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 58%, 57% and 59% in 2024, 2023 and 2022, respectively. None of the Company’s individual customers accounted for more than 2% of annual Company sales in 2024, 2023 or 2022. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant credit losses.
Inventory
The Company values all of its inventories at the lower of cost or net realizable value on a first-in,
first-out
basis (“FIFO”).
Income Taxes
As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company makes variable lease payments that do not depend on a rate or index, primarily for items such as real estate taxes and other expenses. These expenses are recorded as variable costs in the period incurred. For the years ended December 31, 2024, 2023 and 2022, variable costs incurred were not material.
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
For leases with terms greater than 12 months, the Company records a right-of-use
asset and lease liability at the present value of lease payments over the term of the leases and records rent expense on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements to short-term leases with terms less than 12 months. For short-term leases, the Company recognizes lease payments in net income on a straight-line basis over the term of the lease. For the years ended December 31, 2024, 2023
and
2022, costs incurred
related
to short-term leases were not material.
When available, the Company uses the rate implicit in the lease to discount lease payments to determine the present value of the lease liabilities; however, most of the leases do not provide a readily determinable implicit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate and, as required by the accounting guidance, the Company estimates its incremental secured borrowing rate to discount the lease payments based on information available at lease commencement (or, for the leases in existence on the adoption date, the January 1, 2019 information). The Company’s incremental borrowing rate reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term to the lease payments in a similar economic environment
.
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
charge of $6
million in other income (expense), net in the consolidated statement of operations for the impairment of various equity investments without readily determinable fair values accounted for under the measurement alternative or the equity method of accounting. The impairments resulted from the substantial doubt of the investee’s ability to continue as a going concern.
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
The customer relationship intangible assets were the most significant identifiable assets acquired in the acquisition of Wyatt. The customer relationships were valued using the multi-period excess earnings method under the income approach. Our cash flow projections for the customer relationships acquired included significant judgments and assumptions related to customer attrition rate, discount rate, and forecasted revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Goodwill totaled $1.3 billion as of both December 31, 2024 and 2023, respectively. Net intangible assets and long-lived assets amounted to $568 million and $651 million, as of December 31, 2024, respectively, and $629 million and $639 million as of December 31, 2023, respectively.
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
to
ten years
. The Company capitalized $34 million, $44 million and $46 million of direct expenses that were related to the development of software in 2024, 2023 and 2022, respectively. Net capitalized software included in intangible assets totaled $154 million and $165 million at December 31, 2024 and 2023, respectively. See Note 7, Goodwill and Other Intangibles.
The Company capitalizes software development costs for internal use. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis over ten years.
Net capitalized internal software included in property, plant and equipment totaled $
56 million and $
53
 million at December 31, 2024 and 2023, respectively.
Other Investments
The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have the ability to exercise significant influence, using the accounting standards for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During the year ended December 31, 2024, the Company received no proceeds from, and made $1 million of investments in, unaffiliated companies. During the year ended December 31, 2023
,
the Company received $1 million in proceeds from, and made no investments in, unaffiliated companies. During the year ended December 31, 2022
,
the Company received $10 million in proceeds from, and made investments of $1 million in, unaffiliated companies.
In 2022, the Company recorded a realized gain of $7 million in other income (expense), net in the consolidated statement of operations due to the sales of various equity investments as well as incurring $6 million in impairment losses. The Company also recognized an additional $2 million non-cash
gain on the cashless exercise of a warrant.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2024 and 2023. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 (in thousands):

	Total at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$934	$—	$934	$—
Waters 401(k) Restoration Plan assets	30,137	30,137	—	—
Foreign currency exchange contracts	482	—	482	—
Interest rate cross-currency swap agreements	26,196	—	26,196	—
Interest rate swap cash flow hedge	503	—	503	—

Total	$58,252	$30,137	$28,115	$—

Liabilities:
Foreign currency exchange contracts	$261	$—	$261	$—
Interest rate swap cash flow hedge	641	—	641	—

Total	$902	$—	$902	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands):

	Total at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$898	$—	$898	$—
Waters 401(k) Restoration Plan assets	28,995	28,995	—	—
Foreign currency exchange contracts	183	—	183	—
Interest rate cross-currency swap agreements	4,835	—	4,835	—

Total	$34,911	$28,995	$5,916	$—

Liabilities:
Foreign currency exchange contracts	$207	$—	$207	$—
Interest rate cross-currency swap agreements	13,384	—	13,384	—
Interest rate swap cash flow hedge	2,974	—	2,974	—

Total	$16,565	$—	$16,565	$—

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
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both December 31, 2024 and 2023. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was e stimate
d to be $1.1
billion

and $1.2 billion at December 31, 2024 and 2023, respectively, using Level 2 inputs.
Derivative Transactions
The Company is a global company that operates in over 35 countries and, as a result, the Company’s net sales, cost of sales, operating expenses and balance sheet amounts are significantly impacted by fluctuations in foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company has entered in interest rate swaps with an aggregate notional value of $150 million to effectively lock-in
the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated
and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the twelve months ended December 31, 2024, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of December 31, 2024, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $625 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2024				December 31, 2023
	Notional Value		Fair Value		Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets		$14,999		$482	$24,155	$183
Other current liabilities		$24,749		$261	$16,000	$207

Interest rate cross-currency swap agreements:
Other assets		$625,000		$26,196	$220,000	$4,835
Other liabilities	$		$		$405,000	$13,384
Accumulated other comprehensive income (loss)				$32,979		$(7,975)

Interest rate swap cash flow hedges:
Other assets		$100,000		$503	$—	$—
Other liabilities		$50,000		$641	$100,000	$2,974
Accumulated other comprehensive loss				$(138)		$(2,974)
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial Statement Classification	Year Ended December 31,
		2024	2023	2022
Foreign currency exchange contracts:
Realized gains (losses) on closed contracts	Cost of sales	$850	$224	$(3,855)
Unrealized gains (losses) on open contracts	Cost of sales	245	(156)	(176)

Cumulative net pre-tax gains (losses)	Cost of sales	$1,095	$68	$(4,031)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$10,110	$10,974	$8,872
Unrealized gains (losses) on open contracts	Accumulated other comprehensive loss	$40,954	$(18,001)	$25,969
Interest rate swap cash flow hedges:
Interest earned	Interest income	$1,281	$326	$—
Unrealized losses on open contracts	Accumulated other comprehensive loss	$(2,835)	$(2,974)	$—
Stockholders’ Equity
In December 202
4
, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 202
8
. The Company’s remaining authorization is $1.0 billion. During 2023 and 2022, the Company repurchased 0.2 million and 2.0 million shares of the Company’s outstanding common stock at a cost of $58 million and $616 million, respectively, under authorized share repurchase programs. The Company did not make any open market share repurchases in 2024. In addition, the Company repurchased

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13 million, $12 million and $11 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2
02
4, the Company has a total of $1.0 billion authorized for future repurchases.
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

6
9

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
The following is a summary of the activity of the Company’s accrued warranty liability for the twelve months ended December 31, 2024, 2023 and 2022 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
December 31, 2024	$12,050	$7,214	$(7,662)	$11,602
December 31, 2023	$11,949	$7,727	$(7,626)	$12,050
December 31, 2022	$10,718	$10,067	$(8,836)	$11,949
Advertising Costs
All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses were $6 million for the twelve months ended December 31, 2024 and $7 million for both the twelve months ended December 31, 2023 and 2022.
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
Restructuring
In March 2024, the Company implemented a reduction in workforce that impacted approximately
2% of the Company’s employees, primarily in China, where there had been a significant decline in sales as a result of lower customer demand. As a result, the Company incurred approximately $9 million of severance-related costs.
D
uring 2024, the Company paid $
15

million of severance-related costs in connection with the workforce reduction that occurred in
 March 2024 and
July 2023. The accrued restructuring expense was approximately $
1
 million at December 31, 2024 and $
7
 million at December 31, 2023 and included in other current liabilities on the consolidated balance sheets.
Recently Adopted Accounting Standards
In March 2020, accounting guidance was issued that facilitates the effects of reference rate reform on financial reporting. The amendments in the update provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January of 2021, an update was issued to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This temporary guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In December 2022, an update was issued because the cessation date for overnight LIBOR rates being published was extended to June 30, 2023, which was beyond the current expiration date of this guidance. The update extended the sunset date to December 31, 2024. The Company may elect to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The Company did not elect to adopt this guidance because the Company did not have material reference rate exposure which required utilizing the guidance under this accounting pronouncement.
In November 2023, accounting guidance was issued that requires additional disclosures of reportable segment information. The guidance requires that public entities disclose, on an annual and interim basis (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, (2) an amount for other segment items by reportable segment and a description of its composition (the other segment items category is the difference

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss), (3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements, (5) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (6) if a public entity has a single reportable segment to provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update do not change how operating segments are identified or aggregated nor how the quantitative thresholds are applied to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has adopted this accounting standard update and included its significant expense categories in Note 17 “Business Segment Information”.
Recently Issued Accounting Standards
In December 2023, accounting guidance was issued to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update change disclosure requirements related to the rate reconciliation, income taxes paid and other disclosures. For the rate reconciliation the amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. For income taxes paid the amendments require that all entities disclose on an annual basis the following information; (1) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). Finally, for other disclosures the amendments require that all entities disclose the following information: (1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. This update also eliminates the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. As well as removing the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company does not believe this accounting standard update will have a material impact on the Company’s financial position, results of operations and cash flows. The Company is currently evaluating the impact the adoption of this accounting standard update will have on our footnote disclosures.
In November 2024, accounting guidance was issued to improve disclosures of expenses and address requests from investors for more detailed information about the types of expenses (including purchases of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). This incremental information will allow investors to better understand the components of an entity’s expenses, make their own judgements about the entity’s performance, and more accurately forecast expenses which will allow investors to better assess an entity’s prospects for future cash flows. The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a) — (d), (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not believe this accounting standard update will have a material impact on the Company’s financial position, results of operations and cash flows. The Company is currently evaluating the impact the adoption of this accounting standard update will have on our footnote disclosures.
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the twelve months ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Balance at the beginning of the period	$323,516	$285,175	$273,598
Recognition of revenue included in balance at beginning of the period	(265,167)	(240,808)	(230,615)
Revenue deferred during the period, net of revenue recognized	261,697	279,149	242,192

Balance at the end of the period	$320,046	$323,516	$285,175

The Company classified $69 million and $67 million of deferred revenue and customer advances in other long-term liabilities at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of unfulfilled performance obligations as of December 31, 2024, and the time such amounts are expected to be recognized in the future, is as follows (in thousands):

December 31, 2024
Unfulfilled performance obligations expected to be recognized in:
One year or less	$262,752
13-24 months	38,008
25 months and beyond	31,232

Total	$331,992

4 Inventories
Inventories are classified as follows (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$227,032	$233,952
Work in progress	21,801	20,198
Finished goods	228,428	262,086

Total inventories	$477,261	$516,236

During 2024, 2023 and 2022, the Company recorded inventory-related excess and obsolescence provisions of $14 million, $11 million and $14 million, respectively.
5 Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Land and land improvements	$40,945	$35,635
Buildings and leasehold improvements	547,666	488,667
Production and other equipment	752,872	748,411
Construction in progress	39,180	118,492

Total property, plant and equipment	1,380,663	1,391,205
Less: accumulated depreciation and amortization	(729,463)	(752,132)

Property, plant and equipment, net	$651,200	$639,073

During 2024, 2023 and 2022, the Company retired and disposed of approximately $108 million, $48 million and $24 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains or losses on disposals were immaterial for the years ended December 31, 2024, 2023 and 2022.
6 Acquisitions
On May 16, 2023, the Company acquired all of the issued and outstanding equity interests of Wyatt for $1.3 billion, net of cash acquired. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories and services. The acquisition has expanded Waters’ portfolio and increased our exposure to large molecule applications.
The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company allocated $
418
million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase price to intangible assets comprised of developed technology, trade name and customer relationships. The developed technology and customer relationships will be amortized over ten years and the trade name will be amortized over five years.
The intangible assets were valued with input from valuation specialists. The Company used variations of the income approach, which uses Level 3 inputs, in determining the fair value of intangible assets acquired in the Wyatt acquisition. Specifically, the customer relationships were valued using the multi-period excess earnings method under the income approach. The Company utilized the relief from royalty method to determine the fair value of the tradename and the developed technology. The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of May 16, 2023 (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated results include net sales of $111 million during fiscal 2024 and $73 million during the period in fiscal 2023 following the
Wyatt
acquisition that closed on May 16, 2023. For each of those periods, Wyatt operated at an immaterial net loss after purchased intangibles amortization, the retention expenses
and interest expense. The Company also incurred transaction related costs of $
13
million during the twelve months ended December 31, 2023, in connection with the Company’s acquisition of Wyatt, which are recorded in selling and administrative expenses in the consolidated statement of operations.
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
To reflect the acquisition of Wyatt as if it had occurred on January 1, 2022, the unaudited pro forma information includes adjustments to reflect, among other things, the incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset of Wyatt and the interest expense from debt financings obtained to partially fund the cash consideration transferred. Pro forma adjustments were tax effected at the Company’s historical statutory rates in effect for the respective periods.
Pro forma net income for the twelve months ended December 31, 2023, was adjusted to exclude certain non-recurring
expenses related to transaction costs incurred and the fair value adjustment of inventory. These non-recurring
expenses were reclassified to the prior period and included in the pro forma net income for the twelve months ended December 31, 2023 and 2022.
In conjunction with the Wyatt acquisition, the Company entered into retention agreements with certain employees, in which the Company agreed to pay a total of $40 million, in two equal installments upon the first and second anniversary of the acquisition date. As these employees are earning their individual cash award by providing service over the two-year
period that benefit
s
the Company, the $40 million will be recognized within total costs and operating expenses in the consolidated statements of operations over the two-year
service period. The Company has recorded $18 million and $19 million of expense in the consolidated statement of operations for the twelve months ended December 31, 2024 and 2023, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developed, it will extend the capabilities of our mass spectrometry portfolio for a broader set of applications, and as such, the cost of this technology asset has been accounted for as Acquired
In-Process Research
and Development and expensed in costs and operating expenses in the statement of operations.
7 Goodwill and Other Intangibles
The carrying amount of goodwill was $1.3 billion at both December 31, 2024 and 2023.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$662,085	$508,339	5 years	$660,273	$495,317	5 years
Purchased intangibles	610,351	241,093	10 years	614,357	197,154	10 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	14,549	9,628	7 years	14,798	8,429	7 years
Patents and other intangibles	117,781	87,480	8 years	111,962	80,983	8 years

Total	$1,414,446	$846,540	7 years	$1,411,070	$781,883	7 years

The Company capitalized $40 million, $468 million and $54 million of intangible assets for the years ended December 31, 2024, 2023 and 2022, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $37 million and $39 million, respectively, in the year ended December 31, 2024 due to the effects of foreign currency translation. Amortization expense for intangible assets was $105 million, $81 million and $58 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, in the year ended December 31, 2023, the company wrote off a $4 million intangible asset that was fully amortized. Amortization expense for intangible assets is estimated to be $107 million per year for each of the next five years.
8 Debt
On July 12, 2024 the Company entered into a private Master Note Facility Agreement (the “Shelf Agreement”) with NYL Investors LLC, pursuant to which the Company may, at its option, authorize the issuance and sale of senior promissory notes (the “Shelf Notes”) up to an aggregate principal amount of $
200
million. The purchase of any Shelf Notes is in the sole discretion of NYL. Any Shelf Notes sold or issued pursuant to the Shelf Agreement will mature no more than
15 years after the issuance date and will bear interest on the unpaid balance from the issuance date at the rates specified in the Shelf Agreement.
The Company has a five-year, $2.0 billion revolving credit facility (the “Credit Facility”) that matures in
September 2026
. As of December 31, 2024 and December 31, 2023, the Credit Facility had a total of $0.4 billion and $1.1 billion outstanding, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of both December 31, 2024 and 2023, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
The Company had the following outstanding debt at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Senior unsecured notes - Series G - 3.92%, due June 2024	$—	$50,000

Total notes payable and debt, current	—	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	50,000
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	50,000
Credit agreement	370,000	1,050,000
Unamortized debt issuance costs	(3,512)	(4,487)

Total long-term debt	1,626,488	2,305,513

Total debt	$1,626,488	$2,355,513

As of December 31, 2024 and 2023, the Company had a total amount available to borrow under the Credit Facility of $1.6 billion and $0.9 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.72% and 4.69% at December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $111 million and $114 million at December 31, 2024 and December 31, 2023, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of December 31, 2024 or December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual maturities of debt outstanding at December 31, 2024 are as follows (in thousands):

Total
2025	$—
2026	830,000
2027	—
2028	50,000
2029	300,000
Thereafter	450,000

Total	$1,630,000

9 Income Taxes
Income tax data for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
The components of income before income taxes are as follows:
Domestic	$121,630	$74,119	$133,816
Foreign	633,238	662,124	704,030

Total	$754,868	$736,243	$837,846

	Year Ended December 31,
	2024	2023	2022
The components of the income tax provision were as follows:
Federal	$20,609	$178	$62,153
State	6,395	6,427	8,025
Foreign	90,907	88,601	91,901

Total current tax provision	$117,911	$95,206	$162,079

Federal	$(383)	$(2,457)	$(26,551)
State	303	(3,029)	(4,420)
Foreign	(797)	4,289	(1,017)

Total deferred tax provision	(877)	(1,197)	(31,988)

Total provision	$117,034	$94,009	$130,091

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal tax computed at U.S. statutory income tax rate	$158,522	$154,611	$175,948
GILTI, net of foreign tax credits	4,820	15,103	17,812
Uncertain tax positions	5,024	(16,211)	1,051
State income tax, net of federal income tax benefit	6,078	2,880	3,605
Net effect of foreign operations	(47,732)	(48,587)	(55,273)
Effect of stock-based compensation	(2,155)	(2,262)	(7,341)
Other, net	(7,523)	(11,525)	(5,711)

Provision for income taxes	$117,034	$94,009	$130,091

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate was 15.5%, 12.8% and 15.5
% for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in the Company’s effective tax rate in 2024 can primarily be attributed to the recognition of a previously unrecognized tax benefit of $
18
million as a result of the completion of a tax examination in 2023
.
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates and the items discussed below. Included in the 2024 net effect of foreign operations is the impact of the Pillar Two system of global minimum tax rules, which did not have a material impact.
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17
%, respectively, as of December 31, 2024. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of
5
% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying these concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income by $
14 million, $16 million and $20 million and increased the Company’s net income per diluted share by $0.24, $0.27 and $0.33 for the years ended December 31, 2024, 2023 and 2022, respectively.
During 2024, the Company’s effective tax rate differed from the 21
% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings,
 a
$
5
 million provision related to the GILTI tax, including the impact of capitalizing research and development expenditures pursuant to IRC Section 174, and a tax benefit of $
3 million on stock-based compensation.
The 2023 effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $18 million recognition of a previously unrecognized tax benefit as a result of the completion of a tax examination, a $15 million provision related to the GILTI tax, including the impact of capitalizing research and development expenditures pursuant to IRC Section 174 and a tax benefit of $3 million on stock-based compensation.
The 2022 effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, an $18 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.
The Company recorded a tax provision of $3 million, $4 million and $4 million for 2024, 2023 and 2022, respectively, for future withholding taxes and U.S. state taxes on the repatriation of 2024, 2023 and 2022 undistributed earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses and credits	$118,854	$54,901
Operating leases	16,573	20,307
Amortization	9,006	5,905
Stock-based compensation	6,343	7,754
Deferred compensation	20,515	14,886
Deferred revenue	15,707	17,127
Inventory	7,083	7,534
Capitalized interest	—	12,586
Capitalized Section 174 Expenditures	51,514	34,487
Other	13,212	14,907

Total deferred tax assets	258,807	190,394
Valuation allowance	(119,464)	(57,873)

Deferred tax assets, net of valuation allowance	139,343	132,521
Deferred tax liabilities:
Capitalized software	(29,309)	(29,281)
Operating leases	(16,312)	(20,117)
Indefinite-lived intangibles	(29,924)	(14,824)
Deferred tax liability on foreign earnings	(20,278)	(20,374)

Total deferred tax liabilities	(95,823)	(84,596)

Net deferred tax assets	$43,520	$47,925

The Company has gross foreign net operating losses of $505 million, of which $176 million do not expire under current laws
,
$42
million start expiring in 2025 and $287 million start expiring in 2041. As of December 31, 2024, the Company has provided a deferred tax valuation allowance of
 $119 million, of which $113 million relates to certain foreign net operating losses. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $5 million as of December 31, 2024, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.
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
The following is a summary of the activity of the Company’s gross unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Balance at the beginning of the period	$14,323	$29,019	$28,692
Net reductions for settlement of tax audits	—	(17,651)	—
Net reductions for lapse of statutes taken during the period	(616)	(512)	(818)
Net additions for tax positions taken during the prior period	3,407	2,473	—
Net additions for tax positions taken during the current period	543	994	1,145

Balance at the end of the period	$17,657	$14,323	$29,019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of 2024, the total amount of gross unrecognized tax benefits was $18 million, all of which, if recognized, would impact the Company’s effective tax rate. The Company is subject to various foreign audits and inquiries, and we currently do not expect any material adjustments.
With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2019. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties and deferred tax assets and liabilities.
As of December 31, 2024, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
The following is a summary of the activity of the Company’s valuation allowance for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Other**	Balance at End of Period
Valuation allowance for deferred tax assets:
2024	$57,873	$64,310	$(2,719)	$119,464
2023	$54,300	$1,467	$2,106	$57,873
2022	$58,834	$(1,647)	$(2,887)	$54,300

*
These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts. The increase in the 2024 charge to the provision for income taxes can be attributed to an increase in foreign net operating losses.

**
The changes in the valuation allowance during the years ended December 31, 2024, 2023 and 2022 are primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward.

10 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the year ended December 31, 2024, the Company recorded $12 million and paid $10 million of patent litigation settlement and related costs.
11 Leases
As of December 31, 2024 and 2023, the Company had lease agreements that expire at various dates through 2034, with weighted-average remaining lease terms of 3.6 years and 4.5 years, respectively. Rental expense was
$39 million, $38 million and $36 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the weighted-average discount rates used to determine the present value of lease liabilities were 4.41% and 4.15% respectively. During the years ended December 31, 2024, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was $39 million, $38 million and $36 million, respectively. The Company recorded
 a
$3
million decrease in right-of-use assets in exchange for new operating lease liabilities during the year ended December 31, 2024
. The Company recorded a
 $
2
 million and $
12

million increase of right-of-use assets in exchange for new operating lease liabilities during the years ended December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in thousands):

		December 31,
	Financial Statement Classification	2024	2023
Assets:
Property operating lease assets	Operating lease assets	$43,622	$55,006
Automobile operating lease assets	Operating lease assets	30,013	28,675
Equipment operating lease assets	Operating lease assets	558	910

Total lease assets		$74,193	$84,591

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$25,537	$27,825
Long-term operating lease liabilities	Long-term operating lease liabilities	50,317	58,926

Total lease liabilities		$75,854	$86,751

Undiscounted future minimum rents payable as of December 31, 2024 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in thousands):

2025	$27,783
2026	22,880
2027	14,991
2028	9,259
2029	3,211
2030 and thereafter	2,701

Total future minimum lease payments	80,825
Less: amount of lease payments representing interest	(4,971)

Present value of future minimum lease payments	75,854
Less: current operating lease liabilities	(25,537)

Long-term operating lease liabilities	$50,317

12 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the ordinary
course of business. Future minimum fees payable under existing technology and software license agreements as of December 31, 2024 are $98 million for the years ended December 31, 2025 and thereafter.
The software license agreements are long-term contracts and are not cancellable by the Company until the expiration of their initial term. The amounts owed under these contracts are included in both other assets and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2024. In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide enterprise resource planning system (“ERP”). The Company anticipates spending approximately
$130 million on the ERP implementation over the next three years. The Company expects to use existing cash and its credit facility to fund the ERP implementation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
13 Stock-Based Compensation
In May 2020, the Company’s shareholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of December 31, 2024, the 2020 Plan has 6.0 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options, restricted stock unit conversion or performance stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2024, the Company had stock options, restricted stock and restricted and performance stock unit awards outstanding.
In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan, under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.8 million shares of the Company’s common stock, and as
of December 31, 2024, 0.8 million shares have been issued under the plan
. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million for each of the years ended December 31, 2024, 2023 and 2022.
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
The consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	2024	2023	2022
Cost of sales	$2,587	$2,014	$3,498
Selling and administrative expenses	36,160	31,012	32,192
Research and development expenses	5,962	3,842	6,874

Total stock-based compensation	$44,709	$36,868	$42,564

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
The relevant data used to determine the value of the stock options granted during the twelve months ended December 31, 2024, 2023 and 2022 are as follows:

Options Issued and Significant Weighted-Average Assumptions Used to Estimate Option Fair Values	2024	2023	2022
Options issued in thousands	128	132	138
Risk-free interest rate	4.1%	3.9%	2.0%
Expected life in years	6	6	6
Expected volatility	31.9%	31.1%	30.7%
Expected dividends	—	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2024	2023	2022
Exercise price	$325.45	$331.76	$321.15
Fair value	$127.93	$126.73	$107.99
The following table summarizes stock option activity for the plans for the twelve months ended December 31, 2024 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted- Average Exercise Price per Share
Outstanding at December 31, 2023	587	$113.88	to	$371.64	$265.17
Granted	128	$130.94	to	$355.95	$325.45
Exercised	(98)	$113.88	to	$342.29	$216.13
Canceled	(24)	$203.37	to	$364.59	$303.28

Outstanding at December 31, 2024	593	$128.93	to	$371.64	$284.74

The following table d
eta
ils the options outstanding at December 31, 2024 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$128.93 to $279.90	212	$217.63	4.6	171	$211.25
$279.91 to $323.54	211	$311.05	7.8	60	$301.00
$323.55 to $371.64	170	$335.77	8.3	44	$340.04

Total	593	$284.74	6.8	275	$251.63

During 2024, 2023 and 2022, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $14 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11 million and $31 million, respectively. The total cash received from the exercise of these stock options was $21 million, $18 million and $32 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The aggregate intrinsic value of the outstanding stock options at December 31, 2024 was $51 million. There were 0.3 million options exercisable at December 31, 2024, 2023 and 2022. The weighted-average exercise prices of options exercisable at December 31, 2024, 2023 and 2022 were $251.63, $223.37 and $188.21, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2024 was 5.3 years. The aggregate intrinsic value of stock options exercisable as of December 31, 2024 was $33 million.
At December 31, 2024, the Company had 0.6 million stock options that are vested and expected to vest. The intrinsic value, weighted-average exercise price and remaining contractual life of the vested and expected to vest stock options were $50 million, $283.20 and 6.7 years, respectively, at December 31, 2024.
The amount of compensation costs recognized for the years ended December 31, 2024, 2023 and 2022 on the stock options expected to vest were $11 million, $10 million and $8 million, respectively. As of December 31, 2024, there were $25 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock
During
each of
the years ended December 31, 2024, 2023 and 2022, the Company granted three thousand shares of restricted stock. The weighted-average fair value per share on the grant date of the restricted stock granted in 2024, 2023 and 2022 was
$329.00, $341.04 and $363.44, respectively. The Company has recorded $1 million of compensation expense in each of the years ended December 31, 2024, 2023 and 2022 related to the restricted stock grants. As of December 31, 2024, the Company had three thousand unvested shares of restricted stock outstanding, which have been fully expensed.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the twelve months ended December 31, 2024 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2023	235	$297.18
Granted	121	$331.19
Vested	(70)	$279.82
Forfeited	(25)	$311.31

Unvested at December 31, 2024	261	$316.27

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2024, 2023 and 2022 on the restricted stock units expected to vest were $22 million, $19 million and $19 million, respectively. As of December 31, 2024, there were $60 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the years ended December 31, 2024, 2023 and 2022 are as follows:

Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	2024	2023	2022
Performance stock units issued in thousands	43	45	40
Risk-free interest rate	4.7%	4.8%	1.6%
Expected life in years	2.9	2.9	2.9
Expected volatility	30.4%	33.3%	25.4%
Average volatility of peer companies	29.6%	32.8%	34.5%
Correlation Coefficient	33.4%	38.2%	43.0%
Expected dividends	—	—	—
The following table summarizes the unvested performance stock unit award activity for the twelve months ended December 31, 2024 (in thousands, except per share data):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	108	$337.22
Granted	43	$340.20
Vested	(48)	$360.58
Forfeited	(11)	$342.58
Change in performance shares in the year due to exceeding performance targets	18	$360.00

Unvested at December 31, 2024	110	$331.55

The amount of compensation costs recognized for the years ended December 31, 2024, 2023 and 2022 on the performance stock units expected to vest were $9 million, $5 million and $13 million, respectively. As of December 31, 2024, there were $15 million of total unrecognized compensation costs related to the performance stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 1.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2024
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$637,834	59,333	$10.75
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	219	(0.04)

Net income per diluted common share	$637,834	59,552	$10.71

	Year Ended December 31, 2023
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$642,234	59,076	$10.87
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	194	(0.03)

Net income per diluted common share	$642,234	59,270	$10.84

	Year Ended December 31, 2022
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$707,755	59,985	$11.80
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	346	(0.07)

Net income per diluted common share	$707,755	60,331	$11.73

For the years ended December 31, 2024, 2023 and 2022, the Company had 79 thousand, 245 thousand and 66 thousand stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted
EPS. The effect of dilutive securities was calculated using the treasury stock method.
15 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Loss on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(146,120)	$4,548	$—	$(141,572)
Other comprehensive income (loss), net of tax	17,761	(8,049)	(2,260)	7,452

Balance at December 31, 2023	$(128,359)	$(3,501)	$(2,260)	$(134,120)
Other comprehensive (loss) income, net of tax	(26,565)	3,247	2,155	(21,163)

Balance at December 31, 2024	$(154,924)	$(254)	$(105)	$(155,283)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16 Retirement Plans
U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute up to 60% of eligible pay on a pre-tax
or
post-tax
basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. The Company also sponsors a 401(k) Restoration Plan, which is a nonqualified defined contribution plan. Employees are 100% vested in employee and Company matching contributions for both plans. For the years ended December 31, 2024, 2023 and 2022, the Company’s matching contributions amounted to $20 million, $22 million and $21 million, respectively.
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
The Company contributed $18 million, $18 million and $16 million in the years ended December 31, 2024, 2023 and 2022, respectively, to the
non-U.S.
plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of
non-U.S. plans
are consistent with local laws and regulations.
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
Plans are
presented
in the following tables, using
the
measurement
dates of December 31, 2024 and 2023, respectively.
The reconciliation of the projected benefit obligations for the plans at December 31, 2024 and 2023 is as follows (in thousands):

	2024		2023
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$25,742	$92,391	$22,583	$74,025
Service cost	340	3,398	275	3,073
Employee contributions	1,037	554	1,105	601
Interest cost	1,282	2,610	1,262	2,797
Actuarial (gains) losses	(690)	(2,124)	2,166	11,387
Benefits paid	(1,860)	(2,834)	(1,649)	(2,051)
Plan amendments	—	(965)	—	(500)
Plan settlements	—	(3,288)	—	(488)
Currency impact	—	(5,861)	—	3,547

Projected benefit obligation, December 31	$25,851	$83,881	$25,742	$92,391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the fair value of the plan assets at December 31, 2024 and 2023 is as follows (in thousands):

	2024		2023
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Fair value of plan assets, January 1	$18,153	$86,587	$15,724	$77,697
Actual return on plan assets	1,764	2,201	2,444	4,144
Company contributions	686	3,083	529	3,224
Employee contributions	1,037	554	1,105	601
Plan settlements	—	(3,288)	—	(488)
Benefits paid	(1,860)	(2,834)	(1,649)	(2,051)
Currency impact	—	(5,553)	—	3,460

Fair value of plan assets, December 31	$19,780	$80,750	$18,153	$86,587

The summary of the funded status for the plans at December 31, 2024 and 2023 is as follows (in thousands):

	2024		2023
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Projected benefit obligation	$(25,851)	$(83,881)	$(25,742)	$(92,391)
Fair value of plan assets	19,780	80,750	18,153	86,587

Funded status	$(6,071)	$(3,131)	$(7,589)	$(5,804)

The change in the Company’s projected benefit obligation for the year ended December 31, 2024 was primarily due to net actuarial gains that arose during the year driven by a
n
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
The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2024 and 2023 is as follows (in thousands):

	2024		2023
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Long-term assets	$—	$5,109	$—	$5,220
Long-term liabilities	(6,071)	(8,240)	(7,589)	(11,024)

Net amount recognized at December 31	$(6,071)	$(3,131)	$(7,589)	$(5,804)

The accumulated benefit obligation for all defined benefit pension plans was $74 million and $81 million at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the
Non-U.S.
Pension Plans that have accumulated benefit obligations in excess of plan assets at December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Accumulated benefit obligations	$38,076	$60,815
Fair value of plan assets	$33,998	$52,894
The summary of the
Non-U.S.
Pension Plans that have projected benefit obligations in excess of plan assets at December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Projected benefit obligations	$42,238	$63,918
Fair value of plan assets	$33,998	$52,894
The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024		2023		2022
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$340	$3,398	$275	$3,073	$775	$4,018
Interest cost	1,282	2,610	1,262	2,797	706	1,360
Expected return on plan assets	(1,120)	(2,825)	(978)	(2,653)	(1,138)	(1,972)
Settlement loss	—	552	—	221	—	73
Net amortization:
Prior service credit	(17)	(73)	(19)	(105)	(19)	(129)
Net actuarial (gain) loss	—	(14)	—	(195)	—	649

Net periodic pension cost	$485	$3,648	$540	$3,138	$324	$3,999

The summary of the changes in amounts recognized in other comprehensive income (loss) for the plans for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024		2023		2022
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service cost	$—	$965	$—	$—	$—	$—
Net gain (loss) arising during the year	1,333	1,500	(699)	(9,396)	623	19,025
Amortization:
Prior service credit	(17)	(73)	(19)	(105)	(19)	(129)
Net loss	—	538	—	26	—	722
Currency impact	—	30	—	(58)	—	1,305

Total recognized in other comprehensive income (loss)	$1,316	$2,960	$(718)	$(9,533)	$604	$20,923

The components of net periodic benefit cost other than the service cost component are included in other income, net in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the amounts included in accumulated other comprehensive loss in stockholders’ equity for the plans at December 31, 2024 and 2023 is as follows (in thousands):

	2024		2023
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial gain (loss)	$369	$(1,153)	$(964)	$(3,241)
Prior service credit (cost)	—	716	17	(156)

Total	$369	$(437)	$(947)	$(3,397)

The plans’ investment asset mix is as follows at December 31, 2024 and 2023:

	2024		2023
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	65%	6%	70%	4%
Debt securities	35%	17%	30%	18%
Cash and cash equivalents	0%	1%	0%	2%
Insurance contracts and other	0%	76%	0%	76%

Total	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans Policy Target
	Policy Target	Range
Equity securities	65%	30% - 90%	18%
Debt securities	35%	20% - 50%	22%
Cash and cash equivalents	0%	0% - 10%	4%
Insurance contracts and other	0%	0% - 10%	56%
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
There have been no changes in the above valuation techniques associated with determining the value of the plans’ assets during the years ended December 31, 2024 and 2023.
The fair value of the Company’s retirement plan assets are as follows at December 31, 2024 (in thousands):

	Total at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (a)	$19,780	$19,780	$—	$—

Total U.S. Retiree Healthcare Plan	19,780	19,780	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	910	910	—	—
Mutual funds (c)	18,413	18,413	—	—
Bank and insurance investment contracts (d)	61,427	—	—	61,427

Total Non-U.S. Pension Plans	80,750	19,323	—	61,427

Total fair value of retirement plan assets	$100,530	$39,103	$—	$61,427

The fair value of the Company’s retirement plan assets are as follows at December 31, 2023 (in thousands):

	Total at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (e)	$18,153	$18,153	$—	$—

Total U.S. Retiree Healthcare Plan	18,153	18,153	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	1,611	1,611	—	—
Mutual funds (f)	18,785	18,785	—	—
Bank and insurance investment contracts (d)	66,191	—	—	66,191

Total Non-U.S. Pension Plans	86,587	20,396	—	66,191

Total fair value of retirement plan assets	$104,740	$38,549	$—	$66,191

a)
The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 47% in the common stock of large-cap
U.S. companies, 18% in the common stock of international growth companies and 35% in fixed income bonds of U.S. companies and the U.S. government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b)	Primarily represents deposit account funds held with various financial institutions.
c)
The mutual fund balance in the
Non-U.S.
Pension Plans is primarily invested in the following categories: 71% in international bonds, 25% in the common stock of international companies and 4% in various other global investments.

d)	Amount represents bank and insurance guaranteed investment contracts.
e)
The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 41% in the common stock of large-cap
U.S. companies, 29% in the common stock of international growth companies and 30% in fixed income bonds of U.S. companies and the U.S. government.

f)
The mutual fund balance in the
Non-U.S.
Pension Plans is invested in the following categories: 76% in international bonds, 18% in the common stock of international companies and 7% in various other global investments
.

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2024 and 2023 (in thousands):

Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2022	$57,994
Net purchases (sales) and appreciation (depreciation)	8,197

Fair value of assets, December 31, 2023	66,191
Net purchases (sales) and appreciation (depreciation)	(4,764)

Fair value of assets, December 31, 2024	$61,427

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2024, 2023 and 2022 are as follows:

	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.62%	3.00%	5.18%	2.97%	5.42%	3.82%
Increases in compensation levels	* *	2.92%	* *	2.90%	* *	3.14%
Interest crediting rate	5.25%	2.09%	5.25%	2.05%	5.25%	1.57%

**	Not applicable
The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.18%	3.58%	5.42%	4.70%	2.70%	2.09%
Return on plan assets	6.25%	3.80%	6.25%	3.95%	6.25%	3.07%
Increases in compensation levels	* *	3.74%	* *	4.32%	* *	3.58%
Interest crediting rate	5.25%	2.03%	5.25%	1.47%	5.25%	1.55%

**	Not applicable
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
During fiscal year 2025, the Company expects to contribute a total of approximately $3 million to $6 million to the Company’s defined benefit plans. Estimated future benefit payments from the plans as of December 31, 2024 are as follows (in thousands):

	U.S. Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2025	$2,180	$4,617	$6,797
2026	2,228	3,091	5,319
2027	2,314	3,538	5,852
2028	2,443	4,902	7,345
2029	2,586	4,232	6,818
2030 - 2034	13,769	25,518	39,287
17  Business Segment Information
The accounting standards for segment reporting establish standards for reporting information about operating segments in annual financial statements and require selected information for those segments to be presented in interim financial reports of public business enterprises. They also establish standards for related disclosures about products and services, geographic areas and major customers. The Company’s Chief Executive Officer is the CODM. The CODM evaluates the business based on our two operating segments: Waters and TA.
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
Net sales for the Company’s products and services are as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Product net sales:
Waters instrument systems	$1,032,493	$1,108,702	$1,210,456
Chemistry consumables	565,481	541,469	525,399
TA instrument systems	246,202	252,879	252,314

Total product sales	1,844,176	1,903,050	1,988,169
Service net sales:
Waters service	1,006,447	951,419	890,607
TA service	107,764	101,947	93,180

Total service sales	1,114,211	1,053,366	983,787

Total net sales	$2,958,387	$2,956,416	$2,971,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Net Sales:
Asia:
China	$396,599	$440,707	$565,143
Japan	157,321	167,202	167,220
Asia Other	415,302	399,916	399,380

Total Asia	969,222	1,007,825	1,131,743
Americas:
United States	933,926	927,982	886,140
Americas Other	181,854	180,591	169,495

Total Americas	1,115,780	1,108,573	1,055,635
Europe	873,385	840,018	784,578

Total net sales	$2,958,387	$2,956,416	$2,971,956

None of the Company’s individual customers accounts for more than 2% of annual Company sales. Net sales by customer class are as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Pharmaceutical	$1,718,899	$1,696,875	$1,751,665
Industrial	908,486	909,003	909,805
Academic and government	331,002	350,538	310,486

Total net sales	$2,958,387	$2,956,416	$2,971,956

Net sales for the Company recognized at a point in time versus over time are as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Net sales recognized at a point in time:
Instrument systems	$1,278,695	$1,361,581	$1,462,770
Chemistry consumables	565,481	541,469	525,399
Service sales recognized at a point in time (time & materials)	369,149	372,530	367,501

Total net sales recognized at a point in time	2,213,325	2,275,580	2,355,670
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	745,062	680,836	616,286

Total net sales	$2,958,387	$2,956,416	$2,971,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets information at December 31, 2024, 2023 and 2022 is presented below (in thousands):

	December 31,
	2024	2023	2022
Long-lived assets:
United States	$445,883	$440,993	$429,469
Americas Other	1,971	2,632	1,663

Total Americas	447,854	443,625	431,132
Europe	176,310	167,948	133,465
Asia	27,036	27,500	17,620

Total long-lived assets	$651,200	$639,073	$582,217

The Americas Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.
The Company’s segment performance measure is net income attributable to Waters shareholders, which is used by our CODM when assessing performance and allocating capital and resources to our business. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses, that are not separately presented on the Company’s consolidated statements of operations, are presented below.
The significant segment expenses, revenues and net income of the Company’s one reportable segment are as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Total sales, net	$2,958,387	$2,956,416	$2,971,956
Less:
Labor costs within selling and administrative and research and development expenses	(596,381)	(605,884)	(567,689)
Material purchases	(556,123)	(551,005)	(635,583)
Labor costs within product and service cost of sales	(350,978)	(358,788)	(365,674)
Other segment expenses	(628,552)	(623,063)	(529,615)
Interest expense and other income, net	(71,485)	(81,433)	(35,549)
Provision for income taxes	(117,034)	(94,009)	(130,091)

Net income	$637,834	$642,234	$707,755

The other segment expenses include depreciation and amortization expenses, facilities and information technology costs, travel, freight, professional fees and all other costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18  Unaudited Quarterly Results
The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2024	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$636,839	$708,529	$740,305	$872,714	$2,958,387
Costs and operating expenses:
Cost of sales	261,786	288,244	301,655	348,516	1,200,201
Selling and administrative expenses	174,536	173,247	169,097	173,268	690,148
Research and development expenses	44,595	46,182	45,336	46,914	183,027
Purchased intangibles amortization	11,834	11,744	11,759	11,753	47,090
Litigation provisions	10,242	—	1,326	—	11,568

Total costs and operating expenses	502,993	519,417	529,173	580,451	2,132,034

Operating income	133,846	189,112	211,132	292,263	826,353
Other income (expense), net	2,259	(302)	(338)	(843)	776
Interest expense	(25,520)	(23,726)	(21,435)	(18,996)	(89,677)
Interest income	4,271	4,328	4,258	4,559	17,416

Income before income taxes	114,856	169,412	193,617	276,983	754,868
Provision for income taxes	12,660	26,675	32,114	45,585	117,034

Net income	$102,196	$142,737	$161,503	$231,398	$637,834

Net income per basic common share	1.73	2.41	2.72	3.90	10.75
Weighted-average number of basic common shares	59,232	59,339	59,367	59,386	59,333
Net income per diluted common share	1.72	2.40	2.71	3.88	10.71
Weighted-average number of diluted common shares and equivalents	59,431	59,451	59,504	59,645	59,552

	First	Second	Third	Fourth
2023	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$684,674	$740,576	$711,692	$819,474	$2,956,416
Costs and operating expenses:
Cost of sales	284,380	301,076	291,407	318,360	1,195,223
Selling and administrative expenses	181,956	186,953	186,748	180,357	736,014
Research and development expenses	42,691	45,873	41,995	44,386	174,945
Purchased intangibles amortization	1,479	6,815	12,116	12,148	32,558

Total costs and operating expenses	510,506	540,717	532,266	555,251	2,138,740

Operating income	174,168	199,859	179,426	264,223	817,676
Other income (expense), net	1,388	(352)	328	(557)	807
Interest expense	(14,444)	(23,272)	(30,442)	(30,703)	(98,861)
Interest income	4,061	4,040	3,883	4,637	16,621

Income before income taxes	165,173	180,275	153,195	237,600	736,243
Provision for income taxes	24,250	29,721	18,643	21,395	94,009

Net income	$140,923	$150,554	$134,552	$216,205	$642,234

Net income per basic common share	2.39	2.56	2.28	3.66	10.87
Weighted-average number of basic common shares	59,023	58,857	59,093	59,142	59,076
Net income per diluted common share	2.38	2.55	2.27	3.65	10.84
Weighted-average number of diluted common shares and equivalents	59,317	59,010	59,225	59,311	59,270

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
The Company experienced significant increases in purchased intangibles amortization and interest expense beginning in the second quarter of 2023 as a result of the Wyatt acquisition.

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
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 51 of this Annual Report.
Report of the Independent Registered Public Accounting Firm
See the report of PricewaterhouseCoopers LLP in Item 8 beginning on page 52 of this Annual Report.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 10:
 Directors, Executive Officers and Corporate Governance
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:
Dr. Udit Batra, 54, was appointed a Director of the Company as well as President and CEO on September 1, 2020. He most recently served as Chief Executive Officer of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates as MilliporeSigma in the United States and Canada, and as a member of its Executive Board, roles he held from 2014 and 2016, respectively, through July 2020. Prior to that, Dr. Batra served as President and Chief Executive Officer of Merck KGaA, Darmstadt, Germany’s Consumer Health business. Dr. Batra oversaw the company’s Bioethics Advisory Panel and had Board responsibility for the global Information Technology function. Before joining Merck KGaA, Darmstadt, Germany, Dr. Batra held several positions of increasing responsibility at Novartis, including Global Head of Corporate Strategy in Switzerland, Country President for the Pharma Business of Novartis in Australia and New Zealand and the Global Head of Public Health and Market Access in Cambridge, Massachusetts. Dr. Batra also served at the global consultancy McKinsey & Company across the healthcare, consumer and non-profit
sectors. Dr. Batra started his career at Merck Research Labs in West Point, Pennsylvania as a research engineer.
Jianqing Bennett, 55, was appointed Senior Vice President of TA Instruments Division on May 1, 2021. Previously, Ms. Bennett served as Senior Vice President, High Growth Markets at Beckman Coulter Diagnostics from November 2017 to March 2021. Prior to that, from 2007-2017, she held various senior management positions at Carestream Health Inc, including serving as President, Medical Digital Solutions from August 2015 to November 2017.
Amol Chaubal, 49, was appointed Chief Financial Officer of Waters Corporation on May 12, 2021. Previously, Mr. Chaubal was Chief Financial Officer of Quanterix Corporation, a life sciences company, where he served as Chief Financial Officer since April 2019. Before Quanterix, Mr. Chaubal served as Chief Financial Officer, Global Operations at Smith & Nephew, a global medical devices company, from October 2017 to April 2019. Prior to his time at Smith & Nephew, he served as Corporate Vice President and Head of Finance for the Clinical Research Services and Access business at Parexel from July 2015 to October 2017.
Robert Carpio, 42, was appointed Senior Vice President of the Waters Division on June 24, 2024. Previously, Mr. Carpio served in multiple roles at Madison Industries’ Filtration Group from October 2017 to May 2024, including as Group President of Life Sciences from January 2022 to May 2024 and President of Porex from June 2019 to April 2022. Prior to Madison, Mr. Carpio held various positions at Precision Castparts Corporation, Alcoa Corporation and McKinsey & Company. Mr. Carpio began his career in the United States Army, serving both on active duty and as a member of the Massachusetts National Guard.
Information regarding the Company’s directors, any material changes to the process by which security holders may recommend nominees to the Board of Directors and the information required by the Item will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference (the “2025 Proxy Statement”), under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit and Finance Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act will be contained in the 2025 Proxy Statement, under the heading “Delinquent Section 16(a) Reports”. Information regarding the Company’s Audit and Finance Committee and Audit and Finance Committee Financial Expert will be contained in the 2025 Proxy Statement, under the headings “Report of the Audit and Finance Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference.

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
This information will be contained in the 2025 Proxy Statement, under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information will be contained in the 2025 Proxy Statement, under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	973	$284.74	6,392
Equity compensation plans not approved by security holders	—	—	—

Total	973	$284.74	6,392

(1)

Column (a) includes an aggregate of 380 shares of common stock to be issued upon settlement of restricted stock, restricted stock units and performance stock units. The weighted-average share price in column (b) does not take into account restricted stock, restricted stock units or performance stock units, which do not have an exercise price.

See Note 13, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in the 2025 Proxy Statement, under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in the 2025 Proxy Statement, under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit and Finance Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report and are set forth on pages 54 to 99. The report of PricewaterhouseCoopers LLP (PCAOB ID: 238), an independent registered public accounting firm, dated February 25, 2025, is set forth beginning on page 52 of this Annual Report.

(2)	Exhibits:

Exhibit Number	Description of Document

2.1	Share Purchase Agreement, dated as of February 14, 2023, by and among Wyatt Technology Corporation, Waters Technologies Corporation, the shareholders named therein and Geofrey Wyatt in his capacity as representative of the shareholders (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 15, 2023 (File No. 001-14010)).

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation (Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010)).+

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010)).

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010)).

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001 (Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010)).

3.5	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of June 24, 2004 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q dated July 31, 2024 (File No. 001-14010)).

3.6	Amended and Restated Bylaws of Waters Corporation, dated as of February 23, 2024 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Report on Form 10-K dated February 27, 2024 (File No. 001-14010)).

4.1	Description of Registrant’s Securities. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K dated February 24, 2021 (File No. 001-14010)).

10.1	Waters Corporation Retirement Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated October 24, 1996 (File No. 333-96934)).*+

10.2	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010)).*

10.3	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008 (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010)).*

10.4	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008. (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010)).*

Exhibit Number	Description of Document

10.5	2014 Waters Corporation Management Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2015 (File No. 001-14010)).*

10.6	Waters Corporation 2009 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507)).*

10.7	Waters Corporation 2012 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721)).*

10.8	Form of Waters 2012 Stock Option Agreement - Executive Officers (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.9	Form of Waters 2012 Stock Option Agreement - Directors (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.10	Form of Waters 2012 Restricted Stock Agreement - Directors (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.11	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - Five Year Vesting. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010)).*

10.12	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - One Year Vesting (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010)).*

10.13	Note Purchase Agreement, dated June 30, 2014, between Waters Corporation and the purchases named therein (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2014 (File No. 001-14010)).

10.14	First Amendment to the Note Purchase Agreement, dated as of June 30, 2014 (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.15	Note Purchase Agreement, dated as of May 12, 2016, between Waters Corporation and the purchasers named therein (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2016 (File No. 001-14010)).

10.16	First Amendment to the Note Purchase Agreement, dated as of May 12, 2016 (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.17	Form of Waters 2012 Performance Stock Unit Award Agreement (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 15, 2016 (File No. 001-14010)).*

10.18	Form of Change of Control/Severance Agreement (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 27, 2017 (File No. 001-14010)).*

10.19	Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2018 (File No. 001-14010)).

10.20	First Amendment to the Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.21	Amendment and Restatement Agreement to the Credit Agreement, dated as of September 17, 2021, by and among the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Registrant’s Report on Form 8-K dated September 20, 2021 (File No. 001-14010)).

Exhibit Number	Description of Document

10.22	Amendment and Incremental Commitment Agreement, dated as of March 3, 2023, by and among the Company, Waters Technologies Corporation, TA Instruments - Waters L.L.C., Waters Asia Limited, Environmental Resource Associates, Inc., the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 7, 2023 (File No. 001-14010)).

10.23	Note Purchase Agreement, dated as of September 12, 2019, between Waters Corporation and the purchasers named therein (Incorporated by reference to the Registrant’s Report on Form 8-K dated September 16, 2019 (File No. 001-14010)).

10.24	Form of Performance Stock Unit Award Agreement under the Waters Corporation 2012 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 25, 2020 (File No. 001-14010)).*

10.25	President and Chief Executive Employment Agreement, dated July 14, 2020, between Waters Corporation and Udit Batra (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.26	Change of Control/Severance Agreement, dated as of July 14, 2020, between Waters Corporation and Udit Batra (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.27	Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registration Statement filed on Form S-8 dated June 8, 2020 (File No. 333-239020)).*

10.28	Employee Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.29	Director Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.30	Form of RSU Agreement under the Waters Corporation 2020 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.31	CEO Form of PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.32	Employee (Non-CEO) PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.33	Director Form of RSA Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.34	Note Purchase Agreement, dated as of March 2, 2021, by and among the Company and the purchasers signatory thereto, including the forms of notes (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 4, 2021 (File No. 001-14010)).

10.35	Employment Offer Letter, dated April 16, 2021, between Waters Corporation and Amol Chaubal (Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2021 (File No. 001-14010)).*

10.36	Change of Control and Severance Agreement, dated April 16, 2021, between Waters Corporation and Amol Chaubal (Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2021 (File No. 001-14010)).*

Exhibit Number	Description of Document

10.37	Multi-Currency Note Purchase and Private Shelf Agreement, dated as of May 11, 2023, between Waters Corporation, PGIM, Inc. and each of the purchasers listed on Schedules A-1 and A-2 attached thereto (Incorporated by reference to the Registrant’s Report on Form 8-K dated May 11, 2023 (File No. 001-14010)).

10.38	Master Note Facility Agreement, dated as of July 12, 2024, by and between Waters Corporation and NYL Investors LLC (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 18, 2024 (File No. 001-14010)).

10.39	Employment Offer Letter, dated February 8, 2021, between Waters Corporation and Jianqing Bennett.*

10.40	Employment Offer Letter, dated May 28, 2024, between Waters Corporation and Robert Carpio (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated July 31, 2024 (File No. 001-14010)).*

19.1	Waters Corporation Insider Trading Policy.

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Waters Corporation Mandatory Clawback Policy (Incorporated by reference to Exhibit 97 to the Registrant’s Report on Form 10-K dated February 27, 2024 (File No. 001-14010)).*

101	The following materials from Waters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

+	Paper Filing
*	Management contract or compensatory plan required to be filed as an exhibit to this Annual Report.
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

WATERS CORPORATION

/s/ Amol Chaubal
Amol Chaubal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025.

/s/ Dr. Flemming Ornskov, M.D., M.P.H.	Chairman of the Board of Directors
Dr. Flemming Ornskov, M.D., M.P.H.

/s/ Udit Batra, Ph.D.	President and Chief Executive Officer
Udit Batra, Ph.D.	Director (Principal Executive Officer)

/s/ Amol Chaubal	Senior Vice President and Chief Financial Officer
Amol Chaubal	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Linda Baddour	Director
Linda Baddour

/s/ Dan Brennan	Director
Dan Brennan

/s/ Richard Fearon	Director
Richard Fearon

/s/ Pearl S. Huang, Ph.D.	Director
Pearl S. Huang, Ph.D.

/s/ Wei Jiang	Director
Wei Jiang

/s/ Heather Knight	Director
Heather Knight

/s/ Christopher A. Kuebler	Director
Christopher A. Kuebler

/s/ Mark Vergnano	Director
Mark Vergnano