Form 10-Q
period 2025-03-29
WATERS CORP /DE/
filed 2025-05-06
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Act). Yes ☐  No
☒
Indicate the number of shares outstanding of the registrant’s common stock as of May 2, 2025: 59,509,089

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 29, 2025	December 31, 2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$382,872	$325,355
Accounts receivable, net	713,278	733,365
Inventories	511,499	477,261
Other current assets	132,234	133,130

Total current assets	1,739,883	1,669,111
Property, plant and equipment, net	643,260	651,200
Intangible assets, net	560,754	567,906
Goodwill	1,300,020	1,295,720
Operating lease assets	77,783	74,193
Other assets	269,876	295,665

Total assets	$4,591,576	$4,553,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$100,000	$—
Accounts payable	102,055	99,931
Accrued employee compensation	60,875	93,969
Deferred revenue and customer advances	340,086	250,807
Current operating lease liabilities	27,304	25,537
Accrued income taxes	172,868	158,658
Accrued warranty	11,983	11,602
Other current liabilities	145,798	149,254

Total current liabilities	960,969	789,758
Long-term liabilities:
Long-term debt	1,356,727	1,626,488
Long-term portion of retirement benefits	44,380	44,611
Long-term income tax liabilities	32,729	30,318
Long-term operating lease liabilities	52,248	50,317
Other long-term liabilities	182,126	183,796

Total long-term liabilities	1,668,210	1,935,530

Total liabilities	2,629,179	2,725,288
Commitments and contingencies (Notes 5 , 6 and 8 )
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at March 29, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 163,109 and 162,962 shares issued, 59,498 and 59,388 shares outstanding at March 29, 2025 and December 31, 2024, respectively	1,631	1,630
Additional paid-in capital	2,362,309	2,341,298
Retained earnings	9,910,036	9,788,655
Treasury stock, at cost, 103,611 and 103,574 shares at March 29, 2025 and December 31, 2024, respectively	(10,161,727)	(10,147,793)
Accumulated other comprehensive loss	(149,852)	(155,283)

Total stockholders’ equity	1,962,397	1,828,507

Total liabilities and stockholders’ equity	$4,591,576	$4,553,795

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In thousands, except per share data)
Revenues:
Product sales	$400,530	$376,151
Service sales	261,175	260,688

Total net sales	661,705	636,839
Costs and operating expenses:
Cost of product sales	168,559	153,182
Cost of service sales	108,186	108,604
Selling and administrative expenses	174,881	174,536
Research and development expenses	46,622	44,595
Purchased intangibles amortization	11,712	11,834
Litigation provision	—	10,242

Total costs and operating expenses	509,960	502,993

Operating income	151,745	133,846
Other income, net	1,524	2,259
Interest expense	(14,270)	(25,520)
Interest income	3,889	4,271

Income before income taxes	142,888	114,856
Provision for income taxes	21,507	12,660

Net income	$121,381	$102,196

Net income per basic common share	$2.04	$1.73
Weighted-average number of basic common shares	59,439	59,232
Net income per diluted common share	$2.03	$1.72
Weighted-average number of diluted common shares and equivalents	59,711	59,431
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In thousands)
Net income	$121,381	$102,196
Other comprehensive income (loss):
Foreign currency translation	6,552	(9,540)
Unrealized (losses) gains on derivative instruments before reclassifications	(1,324)	2,405
Amounts reclassified to interest income	(175)	(297)

Unrealized (losses) gains on derivative instruments before income taxes	(1,499)	2,108
Income tax benefit (expense)	360	(506)

Unrealized (losses) gains on derivative instruments, net of tax	(1,139)	1,602
Retirement liability adjustment before reclassifications	29	332
Amounts reclassified to other income, net	—	(117)

Retirement liability adjustment before income taxes	29	215
Income tax expense	(11)	(40)

Retirement liability adjustment, net of tax	18	175
Other comprehensive income (loss)	5,431	(7,763)

Comprehensive income	$126,812	$94,433

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In thousands)
Cash flows from operating activities:
Net income	$121,381	$102,196
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,878	10,913
Deferred income taxes	2,305	4,453
Depreciation	21,723	22,129
Amortization of intangibles	27,646	26,385
Change in operating assets and liabilities:
Decrease in accounts receivable	33,058	62,592
Increase in inventories	(25,984)	(28,309)
Increase in other current assets	(479)	(4,707)
Decrease in other assets	12,537	7,369
Decrease in accounts payable and other current liabilities	(30,004)	(18,418)
Increase in deferred revenue and customer advances	83,015	85,901
Increase (decrease) in other liabilities	1,477	(7,634)

Net cash provided by operating activities	259,553	262,870
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(25,742)	(28,655)
Investments in unaffiliated companies, net	(506)	(1,064)
Purchases of investments	—	(923)
Maturities and sales of investments	—	898

Net cash used in investing activities	(26,248)	(29,744)
Cash flows from financing activities:
Payments on debt	(170,000)	(300,000)
Proceeds from stock plans	8,246	13,932
Purchases of treasury shares	(13,934)	(13,089)
Proceeds from derivative contracts	2,441	6,981

Net cash used in financing activities	(173,247)	(292,176)
Effect of exchange rate changes on cash and cash equivalents	(2,541)	1,264

Increase (decrease) in cash and cash equivalents	57,517	(57,786)
Cash and cash equivalents at beginning of period	325,355	395,076

Cash and cash equivalents at end of period	$382,872	$337,290

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2023	162,709	$1,627	$2,266,265	$9,150,821	$(10,134,252)	$(134,120)	$1,150,341
Net income	—	—	—	102,196	—	—	102,196
Other comprehensive loss	—	—	—	—	—	(7,763)	(7,763)
Issuance of common stock for employees:
Employee Stock Purchase Plan	8	—	1,996	—	—	—	1,996
Stock options exercised	51	1	12,551	—	—	—	12,552
Treasury stock	—	—	—	—	(13,089)	—	(13,089)
Stock-based compensation	114	1	10,291	—	—	—	10,292

Balance March 30, 2024	162,882	$1,629	$2,291,103	$9,253,017	$(10,147,341)	$(141,883)	$1,256,525

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2024	162,962	$1,630	$2,341,298	$9,788,655	$(10,147,793)	$(155,283)	$1,828,507
Net income	—	—	—	121,381	—	—	121,381
Other comprehensive income	—	—	—	—	—	5,431	5,431
Issuance of common stock for employees:
Employee Stock Purchase Plan	7	—	2,305	—	—	—	2,305
Stock options exercised	33	—	6,600	—	—	—	6,600
Treasury stock	—	—	—	—	(13,934)	—	(13,934)
Stock-based compensation	107	1	12,106	—	—	—	12,107

Balance March 29, 2025	163,109	$1,631	$2,362,309	$9,910,036	$(10,161,727)	$(149,852)	$1,962,397

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2025 and 2024 ended on March 29, 2025 and March 30, 2024, respectively.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions in Form
10-Q
and do not include all of the information and footnote disclosures required for annual financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates under different assumptions or conditions.
It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2025.
Risks and Uncertainties
The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, global economic and financial market conditions, fluctuations in foreign currency exchange rates, fluctuations in customer demand, development by its competitors of new technological innovations, costs of developing new technologies, levels of debt and debt service requirements, risk of disruption, dependence on key personnel, protection and litigation of proprietary technology, shifts in taxable income between tax jurisdictions and compliance with new tariff rules and regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies.
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
Cash and Cash Equivalents
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of March 29, 2025 and December 31, 2024, $287 million out of $383 million and $275 million out of $325 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $
226 million out of $383 million and $226 million out of $325 million of cash and cash equivalents were held in currencies other than the U.S. dollar at March 29, 2025 and December 31, 2024, respectively.
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
The following is a summary of the activity of the Company’s allowance for credit losses for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period
Allowance for Credit Losses
March 29, 2025	$14,269	$1,036	$(1,598)	$13,707
March 30, 2024	$19,335	$991	$(5,461)	$14,865
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of March 29, 2025 and December 31, 2024. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at March 29, 2025 (in thousands):

	Total at March 29, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Waters 401(k) Restoration Plan assets	$29,134	$29,134	$—	$—
Foreign currency exchange contracts	212	—	212	—
Interest rate cross-currency swap agreements	2,950	—	2,950	—
Interest rate swap cash flow hedge	242	—	242	—

Total	$32,538	$29,134	$3,404	$—

Liabilities:
Foreign currency exchange contracts	$485	$—	$485	$—
Interest rate cross-currency swap agreements	3,940	—	3,940	—
Interest rate swap cash flow hedge	1,879	—	1,879	—

Total	$6,304	$—	$6,304	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 (in thousands):

	Total at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Waters 401(k) Restoration Plan assets	$30,137	$30,137	$—	$—
Foreign currency exchange contracts	482	—	482	—
Interest rate cross-currency swap agreements	26,196	—	26,196	—
Interest rate swap cash flow hedge	503	—	503	—

Total	$57,318	$30,137	$27,181	$—

Liabilities:
Foreign currency exchange contracts	$261	$—	$261	$—
Interest rate swap cash flow hedge	641	—	641	—

Total	$902	$—	$902	$—

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value of Cash Equivalents, Foreign Currency Exchange Contracts, Interest Rate Cross-Currency Swap Agreements and Interest Rate Swap Cash Flow Hedges
The fair values of the Company’s cash equivalents, foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap cash flow hedges are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources.
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both March 29, 2025 and December 31, 2024. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.1 billion at both March 29, 2025 and December 31, 2024, using Level 2 inputs.
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
Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company has entered into interest rate swaps with an aggregate notional value of $
150
 million to effectively
lock-in
the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated
and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the three months ended March 29, 2025, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of March 29, 2025, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $705 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges included in the consolidated balance sheets are classified as follows (in thousands):

	March 29, 2025		December 31, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$14,000	$212	$14,999	$482
Other current liabilities	$36,620	$485	$24,749	$261
Interest rate cross-currency swap agreements:
Other assets	$195,000	$2,950	$625,000	$26,196
Other liabilities	$510,000	$3,940	$—	$—
Accumulated other comprehensive income		$5,793		$32,979
Interest rate swap cash flow hedges:
Other assets	$50,000	$242	$100,000	$503
Other liabilities	$100,000	$1,879	$50,000	$641
Accumulated other comprehensive loss		$(1,637)		$(138)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial Statement Classification	Three Months Ended
		March 29, 2025	March 30, 2024

Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(615)	$257
Unrealized losses on open contracts	Cost of sales	(494)	(51)

Cumulative net pre-tax (losses) gains	Cost of sales	$(1,109)	$206

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,371	$2,537
Unrealized (losses) gains on contracts, net	Accumulated other comprehensive loss	$(27,187)	$14,917
Interest rate swap cash flow hedges:
Interest earned	Interest income	$175	$296
Unrealized (losses) gains on open contracts	Accumulated other comprehensive loss	$(1,499)	$2,109
Stockholders’ Equity
In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028.
The
Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2025 or 2024. The Company repurchased $14 million and $13 million of common stock related to the vesting of restricted stock units during the three months ended March 29, 2025 and March 30, 2024, respectively.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
March 29, 2025	$11,602	$1,448	$(1,067)	$11,983
March 30, 2024	$12,050	$480	$(1,677)	$10,853

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

2024 Restructuring
In March 2024, the Company implemented a reduction in workforce that impacted approximately 2% of the Company’s employees, primarily in China, where there had been a significant decline in sales as a result of lower customer demand. As a result, the Company incurred approximately $8 million of severance-related costs. The accrued restructuring expense was less than $
1 million as of March 29, 2025 and $1
million as of December 31, 2024 and included in other current liabilities on the consolidated balance sheets.
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	March 29, 2025	March 30, 2024
Balance at the beginning of the period	$320,046	$323,516
Recognition of revenue included in balance at beginning of the period	(124,711)	(103,996)
Revenue deferred during the period, net of revenue recognized	226,192	187,525

Balance at the end of the period	$421,527	$407,045

The Company classified $81 million and $69 million of deferred revenue and customer advances in other long-term liabilities at March 29, 2025 and December 31, 2024, respectively.
The amount of unfulfilled performance obligations as of March 29, 2025, and the time such amounts are expected to be recognized in the future, is as follows (in thousands):

March 29, 2025
Unfulfilled performance obligations expected to be recognized in:
One year or less	$348,537
13-24 months	42,141
25 months and beyond	39,300

Total	$429,978

3 Inventories
Inventories are classified as follows (in thousands):

	March 29, 2025	December 31, 2024
Raw materials	$237,017	$227,032
Work in progress	29,821	21,801
Finished goods	244,661	228,428

Total inventories	$511,499	$477,261

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

4 Goodwill and Other Intangibles
The carrying amount of goodwill was $1.3 billion at both March 29, 2025 and December 31, 2024.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	March 29, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$695,349	$537,008	5 years	$662,085	$508,339	5 years
Purchased intangibles	612,312	254,401	10 years	610,351	241,093	10 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	14,944	10,224	7 years	14,549	9,628	7 years
Patents and other intangibles	120,099	89,997	8 years	117,781	87,480	8 years

Total	$1,452,384	$891,630	7 years	$1,414,446	$846,540	7 years

The Company capitalized $20 million and $10 million of intangible assets in the three months ended March 29, 2025 and March 30, 2024, respectively. The gross carrying value of both the intangible assets and accumulated amortization for intangible assets increased by $18 million in the three months ended March 29, 2025 due to the effects of foreign currency translation. Amortization expense for intangible assets was $28 million and $26 million for the three months ended March 29, 2025 and March 30, 2024, respectively. Amortization expense for intangible assets is estimated to be $113 million per year for each
of the next five years.
5 Debt
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
. As of March 29, 2025 and December 31, 2024, the Credit Facility had a total of $0.2 billion and $0.4 billion outstanding, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As of both March 29, 2025 and December 31, 2024, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year.
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
The Company had the following outstanding debt at March 29, 2025 and December 31, 2024 (in thousands):

	March 29, 2025	December 31, 2024
Senior unsecured notes - Series N - 1.68%, due March 2026	$100,000	$—

Total notes payable and debt, current	100,000	—
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	—	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	50,000
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	50,000
Credit agreement	200,000	370,000
Unamortized debt issuance costs	(3,273)	(3,512)

Total long-term debt	1,356,727	1,626,488

Total debt	$1,456,727	$1,626,488

As of March 29, 2025 and December 31, 2024, the Company had a total amount available to borrow under the Credit Facility of $1.8 billion and $1.6 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.73% and 3.72% at March 29, 2025 and December 31, 2024, respectively. As of March 29, 2025, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $111 million at both March 29, 2025 and December 31, 2024, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of March 29, 2025 or December 31, 2024.
6 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of March 29, 2025. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the three months ended March 29, 2025 and March 30, 2024 by $0.5 million and $2 million, respectively, and increased the Company’s net income per diluted share by $0.01 and $0.03, respectively.
The Company’s effective tax rate for the three months ended March 29, 2025 and March 30, 2024 was 15.1% and 11.0%, respectively. The income tax provision includes a $2 million and a $1 million income tax benefit related to stock-based compensation for the three months ended March 29, 2025 and March 30, 2024, respectively. The remaining differences between the effective tax rates can primarily be attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

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
The Company’s gross unrecognized tax benefits, excluding interest and penalties, at March 29, 2025 and March 30, 2024 were $18 million and $15 million, respectively. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2019. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.
Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for
Economic Co-operation and
Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the three months ended March 29, 2025. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.
7 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the three months ended March 30, 2024, the Company recorded $10 million of patent litigation settlement provisions and related costs. No litigation provisions were recorded by the Company during the three months ended March 29, 2025.
8 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the ordinary course of business. Future minimum fees payable under existing technology and software license agreements as of March 29, 2025 are $82 million for the years ended December 31, 2025 and thereafter. The software license agreements are long-term contracts and are not cancellable by the Company until the expiration of their initial term. The amounts owed under these contracts are included in both other assets and other long-term liabilities on the Company’s consolidated balance sheet as of March 29, 2025. In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide enterprise resource planning system (“ERP”). The Company anticipates spending approximately $130 million on the ERP implementation over the next three years. The Company expects to use existing cash and its credit facility to fund the ERP implementation.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

9 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended March 29, 2025
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$121,381	59,439	$2.04
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	272	(0.01)

Net income per diluted common share	$121,381	59,711	$2.03

	Three Months Ended March 30, 2024
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$102,196	59,232	$1.73
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	199	(0.01)

Net income per diluted common share	$102,196	59,431	$1.72

For the three months ended March 29, 2025 and March 30, 2024, there were approximately
39,000 and 326,000
 outstanding stock options, respectively, that were antidilutive because the exercise price for such stock options was higher than the Company’s average stock price during the applicable period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
10 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Loss on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(154,924)	$(254)	$(105)	$(155,283)
Other comprehensive income (loss), net of tax	6,552	18	(1,139)	5,431

Balance at March 29, 2025	$(148,372)	$(236)	$(1,244)	$(149,852)

11 Business Segment Information
The accounting standards for segment reporting establish standards for reporting information about operating segments in annual financial statements and require selected information for those segments to be presented in interim financial reports of public business enterprises. They also establish standards for related disclosures about products and services, geographic areas and major customers. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM evaluates the business based on our two operating segments: Waters and TA.

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
Net sales for the Company’s products and services are as follows for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Product net sales:
Waters instrument systems	$212,395	$191,259
Chemistry consumables	137,637	134,207
TA instrument systems	50,498	50,685

Total product sales	400,530	376,151
Service net sales:
Waters service	237,265	236,433
TA service	23,910	24,255

Total service sales	261,175	260,688

Total net sales	$661,705	$636,839

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net Sales:
Asia:
China	$90,873	$85,745
Asia Other	129,903	121,814

Total Asia	220,776	207,559
Americas:
United States	215,259	202,839
Americas Other	40,278	38,332

Total Americas	255,537	241,171
Europe	185,392	188,109

Total net sales	$661,705	$636,839

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales by customer class are as follows for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Pharmaceutical	$391,051	$374,207
Industrial	203,365	195,334
Academic and government	67,289	67,298

Total net sales	$661,705	$636,839

Net sales for the Company recognized at a point in time versus over time are as follows for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales recognized at a point in time:
Instrument systems	$262,893	$241,944
Chemistry consumables	137,637	134,207
Service sales recognized at a point in time (time & materials)	80,968	83,325

Total net sales recognized at a point in time	481,498	459,476
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	180,207	177,363

Total net sales	$661,705	$636,839

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
The significant segment expenses, revenues and net income of the Company’s one reportable segment are as follows for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Total sales, net	$661,705	$636,839
Less:
Labor costs within selling and administrative and research and development expenses	(152,381)	(153,593)
Material purchases	(101,559)	(108,561)
Labor costs within product and service cost of sales	(88,407)	(86,372)
Other segment expenses	(167,613)	(154,467)
Interest expense and other income, net	(8,857)	(18,990)
Provision for income taxes	(21,507)	(12,660)

Net income	$121,381	$102,196

The other segment expenses include depreciation and amortization expenses, facilities and information technology costs, travel, freight, professional fees and all other costs.
12 Recent Accounting Standard Changes and Developments
Recently Adopted Accounting Standards
There were no
additions to the new accounting pronouncement adoptions as described in our Annual Report on Form
10-K
for the year ended December 31, 2024. Other amendments to U.S. GAAP that have been issued by the Financial Accounting Standards Board (the “FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
Recently Issued Accounting Standards
There were no additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form
10-K
for the year ended December 31, 2024. Other amendments to U.S. GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

Tariffs

The Company sells and services its customers in over 35 countries outside of the U.S. and we have manufacturing operations in the U.S., Ireland, U.K. and in Singapore where we utilize subcontractors with worldwide capabilities.

In 2025, the U.S. government issued varying levels of tariffs on all imported goods into the U.S. The effective date of these tariffs has been delayed until July 2025 for all countries except China, as the U.S. seeks to negotiate these tariffs with each of the respective countries. These tariffs, any resulting retaliatory tariffs and any related supply-chain disruptions could have a significant impact on the Company’s consolidated statement of operations and statement of cash flows. In response to the proposed tariffs (or, in the case of China, the tariffs as currently in effect), the Company is continuing to evaluate and implement a series of actions and policies that are intended to offset a portion of the impact of the tariffs on the Company’s financial position and results of operations. While the Company believes that these actions and policies will mitigate a substantial portion of the impact of the tariffs, the Company cannot provide any assurances that the tariffs or any resulting impediments to trade will not have a material effect on the Company’s consolidated statement of operations and statement of cash flows.

Financial Overview

The Company’s operating results are as follows for the three months ended March 29, 2025 and March 30, 2024 (dollars in thousands, except per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024	% change
Revenues:
Product sales	$400,530	$376,151	6%
Service sales	261,175	260,688	—

Total net sales	661,705	636,839	4%
Costs and operating expenses:
Cost of sales	276,745	261,786	6%
Selling and administrative expenses	174,881	174,536	—
Research and development expenses	46,622	44,595	5%
Purchased intangibles amortization	11,712	11,834	(1%)
Litigation provision	—	10,242	* *

Operating income	151,745	133,846	13%
Operating income as a % of sales	22.9%	21.0%
Other income, net	1,524	2,259	(33%)
Interest expense, net	(10,381)	(21,249)	(51%)

Income before income taxes	142,888	114,856	24%
Provision for income taxes	21,507	12,660	70%

Net income	$121,381	$102,196	19%

Net income per diluted common share	$2.03	$1.72	18%

**	Percentage not meaningful

The Company’s net sales increased 4% in the first quarter of 2025, as compared to the first quarter of 2024, with foreign currency translation decreasing total sales growth by 3%. The first quarter sales growth was broad-based across most major regions, primarily driven by the increase in customer demand for our LC, MS and LC & MS instrument systems.

Instrument system sales increased 9% in the first quarter of 2025 primarily driven by broad-based higher customer demand in all regions of the world, except for Europe, where instrument sales declined 3%. Foreign currency translation decreased instrument system sales growth by 3% in the first quarter of 2025.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 1% in the first quarter of 2025, with foreign currency translation decreasing sales growth by 3%. In addition to this negative effect of foreign currency translation, recurring revenues were also negatively impacted by two fewer days in the first quarter of 2025 as compared to the first quarter of 2024, resulting in service revenue growth being flat and chemistry sales increasing 3% in the first quarter of 2025.

Operating income was $152 million in the first quarter of 2025, an increase of 13% as compared to $134 million in the first quarter of 2024. The increase in operating income was primarily attributed to the higher sales volume in the first quarter of 2025 and the absence of $8 million of restructuring expense and $10 million of patent litigation expense incurred in the first quarter of 2024.

The Company generated $260 million and $263 million of net cash from operating activities in the first three months of 2025 and 2024, respectively, with the slight decrease being attributable to the changes in the working capital balances. Net cash used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $26 million and $29 million in the first quarter of 2025 and 2024, respectively.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three months ended March 29, 2025 and March 30, 2024 (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	% change
Net Sales:
Asia:
China	$90,873	$85,745	6%
Asia Other	129,903	121,814	7%

Total Asia	220,776	207,559	6%
Americas:
United States	215,259	202,839	6%
Americas Other	40,278	38,332	5%

Total Americas	255,537	241,171	6%
Europe	185,392	188,109	(1%)

Total net sales	$661,705	$636,839	4%

Geographically, the Company’s sales increase in the first quarter of 2025 was broad-based across most major regions except for Europe, which decreased 1%. Foreign currency translation decreased Europe’s sales by 2%. Asia’s sales increased 6% in the quarter, led by India where sales grew 9%. Foreign currency translation decreased Asia’s sales growth by 6%, primarily driven by the Japanese yen.

Sales by Trade Class

Net sales by customer class are presented below for the three months ended March 29, 2025 and March 30, 2024 (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	% change
Pharmaceutical	$391,051	$374,207	5%
Industrial	203,365	195,334	4%
Academic and government	67,289	67,298	—

Total net sales	$661,705	$636,839	4%

During the first quarter of 2025, sales to pharmaceutical customers increased 5%, with all regions growing except for China, where sales to pharmaceutical customers declined 9%. Foreign currency translation decreased pharmaceutical sales growth by 3%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 4% in the first quarter of 2025, with foreign currency translation decreasing sales growth by 2%.

Our combined sales to academic and government customers were flat in the first quarter of 2025, with foreign currency translation decreasing sales growth by 3%. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the three months ended March 29, 2025 and March 30, 2024 (dollars in thousands):

	Three Months Ended
	March 29, 2025	% of Total	March 30, 2024	% of Total	% change

Waters instrument systems	$212,395	36%	$191,259	34%	11%
Chemistry consumables	137,637	24%	134,207	24%	3%

Total Waters product sales	350,032	60%	325,466	58%	8%
Waters service	237,265	40%	236,433	42%	—

Total Waters net sales	$587,297	100%	$561,899	100%	5%

Waters products and service sales increased 5% in the first quarter of 2025, with the effect of foreign currency translation decreasing sales growth by 3%. Waters instrument system sales increased 11% in the first quarter of 2025 due to stronger customer demand for our Acquity and Xevo TQ-S instrument systems. Waters service sales growth was flat in the first quarter of 2025 due to the negative impact from foreign currency translation which decreased service sales growth by 3% and the two fewer days in the first quarter of 2025 as compared to the first quarter of 2024.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the three months ended March 29, 2025 and March 30, 2024 (dollars in thousands):

	Three Months Ended
	March 29, 2025	% of Total	March 30, 2024	% of Total	% change

TA instrument systems	$50,498	68%	$50,685	68%	—
TA service	23,910	32%	24,255	32%	(1%)

Total TA net sales	$74,408	100%	$74,940	100%	(1%)

TA sales declined 1% in the first quarter of 2025 due to lower customer demand for TA products in most major regions except for Asia, where sales increased 15%. Foreign currency translation decreased TA sales growth by 1% in the quarter.

Cost of Sales

Cost of sales increased by 6% in the first quarter 2025, primarily due to higher sales volume and changes in the sales mix. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms.

Selling and Administrative Expenses

Selling and administrative expenses were flat in the first quarter of 2025 compared to the first quarter of 2024. The effect of foreign currency translation decreased selling and administrative expenses by 2% in the first quarter of 2025.

As a percentage of net sales, selling and administrative expenses were 26.4% and 27.4% for the first quarter of 2025 and 2024, respectively.

Research and Development Expenses

Research and development expenses increased 5% in the first quarter of 2025, primarily driven by merit compensation and costs associated with the development of new product and technology initiatives. The impact of foreign currency exchange did not have a significant impact in the first quarter of 2025.

Litigation Provisions

The Company recorded $10 million of patent litigation settlement provisions and related costs in the first quarter of 2024. No litigation provisions were recorded by the Company in the first quarter of 2025.

Interest Expense, net

Interest expense, net, decreased $11 million in the first quarter of 2025, which can be primarily attributed to the repayment of outstanding debt.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of March 29, 2025. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $0.5 million and $2 million and increased the Company’s net income per diluted share by $0.01 and $0.03 for the first quarter of 2025 and 2024, respectively.

The Company’s effective tax rate for the first quarter of 2025 and 2024 was 15.1% and 11.0%, respectively. The income tax provision includes a $2 million and a $1 million income tax benefit related to stock-based compensation for the first quarter of 2025 and 2024, respectively. The remaining differences between the effective tax rates can primarily be attributed the impact of discrete tax benefits in the prior year and to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the first quarter of 2025. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$121,381	$102,196
Depreciation and amortization	49,369	48,514
Stock-based compensation	12,878	10,913
Deferred income taxes	2,305	4,453
Change in accounts receivable	33,058	62,592
Change in inventories	(25,984)	(28,309)
Change in accounts payable and other current liabilities	(30,004)	(18,418)
Change in deferred revenue and customer advances	83,015	85,901
Other changes	13,535	(4,972)

Net cash provided by operating activities	259,553	262,870
Net cash used in investing activities	(26,248)	(29,744)
Net cash used in financing activities	(173,247)	(292,176)
Effect of exchange rate changes on cash and cash equivalents	(2,541)	1,264

Increase (decrease) in cash and cash equivalents	$57,517	$(57,786)

Cash Flow from Operating Activities

Net cash provided by operating activities was $260 million and $263 million during the first quarter of 2025 and 2024, respectively. The decrease in 2025 operating cash flow was primarily the result of higher net income being offset by higher accounts receivable due to an increase in sales volume and the higher annual incentive bonus payments in 2025 compared to 2024. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to the timing of payments made by customers and the timing of sales. Days sales outstanding was 95 days at March 29, 2025 and 89 days at March 30, 2024.

•	The decrease in inventory can be primarily attributed to higher sales volumes in the first quarter of 2025 as compared to the first quarter of 2024.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $26 million and $30 million in the first quarter of 2025 and 2024, respectively. Additions to fixed assets and capitalized software were $26 million and $29 million in the first three months of 2025 and 2024, respectively.

Cash Flow from Financing Activities

The Company has a credit agreement with an aggregate borrowing capacity of $2.0 billion. As of March 29, 2025, the Company had a total of $1.5 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $200 million borrowed under its credit agreement. The Company’s net debt borrowings decreased by $170 million and $300 million during the three months ended March 29, 2025 and March 30, 2024, respectively.

As of March 29, 2025, the Company has entered into interest rate cross-currency swap derivative agreements with durations up to three years with a notional value of $705 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $2 million and $3 million in the first quarter of 2025 and 2024, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $10 million in 2025.

In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2025 or 2024. The Company repurchased $14 million and $13 million of common stock related to the vesting of restricted stock units during the three months ended March 29, 2025 and March 30, 2024, respectively.

The Company received $8 million and $14 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first three months of 2025 and 2024, respectively.

The Company had cash and cash equivalents $383 million as of March 29, 2025. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $287 million held by foreign subsidiaries at March 29, 2025, of which $226 million was held in currencies other than U.S. dollars.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025. The Company reviewed its contractual obligations and commercial commitments as of March 29, 2025 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended March 29, 2025. The Company did not make any changes in those policies during the three months ended March 29, 2025.

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

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of March 29, 2025 and December 31, 2024, $287 million out of $383 million and $275 million out of $325 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $226 million out of $383 million and $226 million out of $325 million of cash and cash equivalents were held in currencies other than the U.S. dollar at March 29, 2025 and December 31, 2024, respectively. As of March 29, 2025, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash and cash equivalents held in currencies other than the U.S. dollar as of March 29, 2025 would decrease by approximately $23 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
There have been no other material changes in the Company’s market risk during the three months ended March 29, 2025. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.
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
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2025 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended March 29, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:
Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended March 29, 2025 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024, as filed with the SEC on February 25, 2025. The Company reviewed its risk factors as of March 29, 2025 and determined that there were no material changes from the ones set forth in the Form
10-K.
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
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This program replaced the remaining amounts available under the pre-existing
authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it expired on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. In December 2023, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2025. In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. As of March 29, 2025, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1, 2025 to January 25, 2025	—	$—	—	$961,207
January 26, 2025 to February 22, 2025	16	$377.77	—	$961,207
February 23, 2025 to March 29, 2025	21	$374.33	—	$961,207

Total	37	$375.82	—	$961,207

(1)	The Company repurchased approximately 37,000 shares of common stock at a cost of $14 million related to the vesting of restricted stock during the three months ended March 29, 2025.
Item 5:
 Other Information
Insider Trading Arrangements and Related Disclosures
During the three months ended March 29, 2025, none of our directors or officers (as defined in Rule
16a-1(f)
under the Exchange Act) adopted, modified or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement” (as each term is defined in Item 408 of Regulation
S-K).

Item 6: Exhibits

Exhibit Number	Description of Document

10.1	Employee (Non-CEO) Form of Performance Stock Unit Award Agreement under the Waters Corporation 2020 Equity Incentive Plan. +

10.2	CEO Form of Performance Stock Unit Award Agreement under the Waters Corporation 2020 Equity Incentive Plan. +

10.3	Employee Form of Restricted Stock Unit Award Agreement under the Waters Corporation 2020 Equity Incentive Plan. +

10.4	Employee Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan. +

10.5	Employment Offer Letter, dated May 28, 2024, between Waters Corporation and Robert Carpio. +

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
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

Date: May 6, 2025