Form 10-Q
period 2025-06-28
WATERS CORP /DE/
filed 2025-08-04
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
(as defined in
Rule 12b-2
of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of the registrant’s common stock as of August 1, 2025: 59,524,130

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 28, 2025	December 31, 2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$367,215	$325,355
Accounts receivable, net	730,074	733,365
Inventories	540,754	477,261
Other current assets	144,079	133,130

Total current assets	1,782,122	1,669,111
Property, plant and equipment, net	645,267	651,200
Intangible assets, net	579,127	567,906
Goodwill	1,337,908	1,295,720
Operating lease assets	79,334	74,193
Other assets	294,317	295,665

Total assets	$4,718,075	$4,553,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$260,000	$—
Accounts payable	97,911	99,931
Accrued employee compensation	55,436	93,969
Deferred revenue and customer advances	333,850	250,807
Current operating lease liabilities	28,746	25,537
Accrued income taxes	32,063	158,658
Accrued warranty	11,927	11,602
Other current liabilities	196,196	149,254

Total current liabilities	1,016,129	789,758
Long-term liabilities:
Long-term debt	1,196,966	1,626,488
Long-term portion of retirement benefits	45,914	44,611
Long-term income tax liabilities	26,842	30,318
Long-term operating lease liabilities	52,656	50,317
Other long-term liabilities	219,756	183,796

Total long-term liabilities	1,542,134	1,935,530

Total liabilities	2,558,263	2,725,288
Commitments and contingencies (Notes 6, 7 and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at June 28, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 163,126 and 162,962 shares issued, 59,514 and 59,388 shares outstanding at June 28, 2025 and December 31, 2024, respectively	1,631	1,630
Additional paid-in capital	2,379,907	2,341,298
Retained earnings	10,057,147	9,788,655
Treasury stock, at cost, 103,612 and 103,574 shares at June 28, 2025 and December 31, 2024, respectively	(10,162,102)	(10,147,793)
Accumulated other comprehensive loss	(116,771)	(155,283)

Total stockholders’ equity	2,159,812	1,828,507

Total liabilities and stockholders’ equity	$4,718,075	$4,553,795

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
	(In thousands, except per share data)
Revenues:
Product sales	$473,400	$435,144
Service sales	297,932	273,385

Total net sales	771,332	708,529
Costs and operating expenses:
Cost of product sales	200,493	175,836
Cost of service sales	120,914	112,408
Selling and administrative expenses	201,257	173,247
Research and development expenses	48,548	46,182
Purchased intangibles amortization	11,907	11,744

Total costs and operating expenses	583,119	519,417

Operating income	188,213	189,112
Other expense, net	(676)	(302)
Interest expense	(14,354)	(23,726)
Interest income	4,507	4,328

Income before income taxes	177,690	169,412
Provision for income taxes	30,579	26,675

Net income	$147,111	$142,737

Net income per basic common share	$2.47	$2.41
Weighted-average number of basic common shares	59,515	59,339
Net income per diluted common share	$2.47	$2.40
Weighted-average number of diluted common shares and equivalents	59,656	59,451
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
	(In thousands, except per share data)
Revenues:
Product sales	$873,930	$811,295
Service sales	559,107	534,073

Total net sales	1,433,037	1,345,368
Costs and operating expenses:
Cost of product sales	369,052	329,018
Cost of service sales	229,100	221,012
Selling and administrative expenses	376,138	347,783
Research and development expenses	95,170	90,777
Purchased intangibles amortization	23,619	23,578
Litigation provision	—	10,242

Total costs and operating expenses	1,093,079	1,022,410

Operating income	339,958	322,958
Other income, net	848	1,957
Interest expense	(28,624)	(49,246)
Interest income	8,396	8,599

Income before income taxes	320,578	284,268
Provision for income taxes	52,086	39,335

Net income	$268,492	$244,933

Net income per basic common share	$4.51	$4.13
Weighted-average number of basic common shares	59,478	59,287
Net income per diluted common share	$4.50	$4.12
Weighted-average number of diluted common shares and equivalents	59,686	59,445
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)		(In thousands)
Net income	$147,111	$142,737	$268,492	$244,933
Other comprehensive income (loss):
Foreign currency translation	33,716	(6,675)	40,268	(16,215)
Unrealized (losses) gains on derivative instruments before reclassifications	(497)	829	(1,821)	3,234
Amounts reclassified to interest income	(136)	(277)	(311)	(574)

Unrealized (losses) gains on derivative instruments before income taxes	(633)	552	(2,132)	2,660
Income tax benefit (expense)	152	(132)	512	(638)

Unrealized (losses) gains on derivative instruments, net of tax	(481)	420	(1,620)	2,022
Retirement liability adjustment before reclassifications	(80)	(181)	(51)	151
Amounts reclassified to other income, net	—	59	—	(58)

Retirement liability adjustment before income taxes	(80)	(122)	(51)	93
Income tax (expense) benefit	(74)	58	(85)	18

Retirement liability adjustment, net of tax	(154)	(64)	(136)	111
Other comprehensive income (loss)	33,081	(6,319)	38,512	(14,082)

Comprehensive income	$180,192	$136,418	$307,004	$230,851

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
	(In thousands)
Cash flows from operating activities:
Net income	$268,492	$244,933
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	25,975	22,346
Deferred income taxes	1,876	3,958
Depreciation	43,930	44,375
Amortization of intangibles	57,088	51,368
Change in operating assets and liabilities:
Decrease in accounts receivable	42,870	69,642
Increase in inventories	(35,671)	(16,709)
Increase in other current assets	(12,364)	(12,549)
Decrease in other assets	14,045	6,802
Decrease in accounts payable and other current liabilities	(164,092)	(31,206)
Increase in deferred revenue and customer advances	64,429	69,352
Decrease in other liabilities	(5,884)	(134,908)

Net cash provided by operating activities	300,694	317,404
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(48,336)	(64,759)
Business acquisitions, net of cash acquired	(34,969)	—
Investments in unaffiliated companies, net	(1,295)	(1,064)
Purchases of investments	—	(1,855)
Maturities and sales of investments	—	1,819

Net cash used in investing activities	(84,600)	(65,859)
Cash flows from financing activities:
Proceeds from debt issuances	70,000	170,000
Payments on debt	(240,000)	(520,000)
Payments of debt issuance costs	(4,506)	—
Proceeds from stock plans	12,738	21,836
Purchases of treasury shares	(14,309)	(13,334)
Proceeds from derivative contracts	1,802	15,285

Net cash used in financing activities	(174,275)	(326,213)
Effect of exchange rate changes on cash and cash equivalents	41	6,019

Increase (decrease) in cash and cash equivalents	41,860	(68,649)
Cash and cash equivalents at beginning of period	325,355	395,076

Cash and cash equivalents at end of period	$367,215	$326,427

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance March 30, 2024	162,882	$1,629	$2,291,103	$9,253,017	$(10,147,341)	$(141,883)	$1,256,525
Net income	—	—	—	142,737	—	—	142,737
Other comprehensive loss	—	—	—	—	—	(6,319)	(6,319)
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	2,794	—	—	—	2,794
Stock options exercised	32	—	5,060	—	—	—	5,060
Treasury stock	—	—	—	—	(245)	—	(245)
Stock-based compensation	2	—	11,415	—	—	—	11,415

Balance June 29, 2024	162,926	$1,629	$2,310,372	$9,395,754	$(10,147,586)	$(148,202)	$1,411,967

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance March 29, 2025	163,109	$1,631	$2,362,309	$9,910,036	$(10,161,727)	$(149,852)	$1,962,397
Net income	—	—	—	147,111	—	—	147,111
Other comprehensive income	—	—	—	—	—	33,081	33,081
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	3,287	—	—	—	3,287
Stock options exercised	4	—	1,205	—	—	—	1,205
Treasury stock	—	—	—	—	(375)	—	(375)
Stock-based compensation	3	—	13,106	—	—	—	13,106

Balance June 28, 2025	163,126	$1,631	$2,379,907	$10,057,147	$(10,162,102)	$(116,771)	$2,159,812

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2023	162,709	$1,627	$2,266,265	$9,150,821	$(10,134,252)	$(134,120)	$1,150,341
Net income	—	—	—	244,933	—	—	244,933
Other comprehensive loss	—	—	—	—	—	(14,082)	(14,082)
Issuance of common stock for employees:
Employee Stock Purchase Plan	18	—	4,790	—	—	—	4,790
Stock options exercised	83	1	17,611	—	—	—	17,612
Treasury stock	—	—	—	—	(13,334)	—	(13,334)
Stock-based compensation	116	1	21,706	—	—	—	21,707

Balance June 29, 2024	162,926	$1,629	$2,310,372	$9,395,754	$(10,147,586)	$(148,202)	$1,411,967

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2024	162,962	$1,630	$2,341,298	$9,788,655	$(10,147,793)	$(155,283)	$1,828,507
Net income	—	—	—	268,492	—	—	268,492
Other comprehensive income	—	—	—	—	—	38,512	38,512
Issuance of common stock for employees:
Employee Stock Purchase Plan	17	—	5,592	—	—	—	5,592
Stock options exercised	37	—	7,805	—	—	—	7,805
Treasury stock	—	—	—	—	(14,309)	—	(14,309)
Stock-based compensation	110	1	25,212	—	—	—	25,213

Balance June 28, 2025	163,126	$1,631	$2,379,907	$10,057,147	$(10,162,102)	$(116,771)	$2,159,812

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
On July 13, 2025, the Company entered into a definitive agreement to purchase and combine Becton, Dickinson and Company Biosciences & Diagnostic Solutions business with Waters Corporation for a combined stock and cash purchase price valued at approximately
$17.5 billion. Refer to Note 14 “Subsequent Events” for further details.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2025 and 2024 ended on June 28, 2025 and June 29, 2024, respectively.
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
Cash and Cash Equivalents
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of June 28, 2025 and December 31, 2024, $320 million out of $367 million and $275 million out of $325 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $267 million out of $367 million and $226 million out of $325 million of cash and cash equivalents were held in currencies other than the U.S. dollar at June 28, 2025 and December 31, 2024, respectively.
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
The following is a summary of the activity of the Company’s allowance for credit losses for the six months ended June 28, 2025 and June 29, 2024 (in thousands):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period
Allowance for Credit Losses
June 28, 2025	$14,269	$4,032	$(4,820)	$13,481
June 29, 2024	$19,335	$1,691	$(6,882)	$14,144

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of June 28, 2025 and December 31, 2024. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at June 28, 2025 (in thousands):

	Total at June 28, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Waters 401(k) Restoration Plan assets	$30,036	$30,036	$—	$—
Foreign currency exchange contracts	656	—	656	—
Interest rate cross-currency swap agreements	216	—	216	—
Interest rate swap cash flow hedge	189	—	189	—

Total	$31,097	$30,036	$1,061	$—

Liabilities:
Foreign currency exchange contracts	$130	$—	$130	$—
Interest rate cross-currency swap agreements	54,404	—	54,404	—
Interest rate swap cash flow hedge	2,458	—	2,458	—

Total	$56,992	$—	$56,992	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 (in thousands):

	Total at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Waters 401(k) Restoration Plan assets	$30,137	$30,137	$—	$—
Foreign currency exchange contracts	482	—	482	—
Interest rate cross-currency swap agreements	26,196	—	26,196	—
Interest rate swap cash flow hedge	503	—	503	—

Total	$57,318	$30,137	$27,181	$—

Liabilities:
Foreign currency exchange contracts	$261	$—	$261	$—
Interest rate swap cash flow hedge	641	—	641	—

Total	$902	$—	$902	$—

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
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both June 28, 2025 and December 31, 2024. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.1 billion at both June 28, 2025 and December 31, 2024, using Level 2 inputs.
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
Cash Flow Hedges
The Company’s Credit Facility is a variable borrowing and has interest payments based on a contractually specified interest rate index. The contractually specified index on the Credit Facility is the 1-month,
3-month
or 6-month Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company has entered into interest rate swaps with an aggregate notional value of $150 million to effectively lock-in
the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated
and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the six months ended June 28, 2025, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of June 28, 2025, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $705 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges included in the c onso
lidated balance sheets are classified as follows (in thousands):

	June 28, 2025		December 31, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$65,483	$656	$14,999	$482
Other current liabilities	$23,000	$130	$24,749	$261
Interest rate cross-currency swap agreements:
Other assets	$25,000	$216	$625,000	$26,196
Other liabilities	$680,000	$54,404	$—	$—
Accumulated other comprehensive (loss) income		$(50,409)		$32,979
Interest rate swap cash flow hedges:
Other assets	$50,000	$189	$100,000	$503
Other liabilities	$100,000	$2,458	$50,000	$641
Accumulated other comprehensive (loss) income		$(2,269)		$(138)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial	Three Months Ended		Six Months Ended
	Statement	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	Classification
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(783)	$794	$(1,398)	$1,051
Unrealized gains on open contracts	Cost of sales	798	117	304	66

Cumulative net pre-tax gains (losses)	Cost of sales	$15	$911	$(1,094)	$1,117

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,698	$2,590	$5,069	$5,127
Unrealized (losses) gains on open contracts	Other comprehensive income	$(56,201)	$6,647	$(83,388)	$21,564
Interest rate swap cash flow hedges:
Interest earned	Interest income	$136	$278	$311	$574
Unrealized (losses) gains on open contracts	Other comprehensive income	$(632)	$551	$(2,131)	$2,660
Stockholders’ Equity
In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2025 or 2024. The Company repurchased $14 million and $13 million of common stock related to the vesting of restricted stock units during the six months ended June 28, 2025 and June 29, 2024, respectively.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended June 28, 2025 and June 29, 2024 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
June 28, 2025	$11,602	$3,059	$(2,734)	$11,927
June 29, 2024	$12,050	$1,880	$(3,493)	$10,437

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the six months ended June 28, 2025 and June 29, 2024 (in thousands):

	June 28, 2025	June 29, 2024
Balance at the beginning of the period	$320,046	$323,516
Recognition of revenue included in balance at beginning of the period	(202,387)	(192,050)
Revenue deferred during the period, net of revenue recognized	302,644	251,599

Balance at the end of the period	$420,303	$383,065

The Company classified $86 million and $69 million of deferred revenue and customer advances in other long-term liabilities at June 28, 2025 and December 31, 2024, respectively.
The amount of unfulfilled performance obligations as of June 28, 2025, and the time such amounts are expected to be recognized in the future, is as follows (in thousands):

June 28, 2025
Unfulfilled performance obligations expected to be recognized in:
One year or less	$340,942
13-24 months	45,852
25 months and beyond	40,601

Total	$427,395

3 Inventories
Inventories are classified as follows (in thousands):

	June 28, 2025	December 31, 2024
Raw materials	$235,457	$227,032
Work in progress	33,305	21,801
Finished goods	271,992	228,428

Total inventories	$540,754	$477,261

4 Acquisitions
On May 20, 2025, the Company acquired all of the outstanding equity interests of Optofluidics, Inc., and its wholly owned operating subsidiary, Halo Labs LTD (collectively, “Halo Labs”), for $35 million, net of cash acquired. Halo Labs offers high throughput biopharmaceutical formulation, stability and product quality control tools for aggregate and subvisible particle analysis through the use of custom optics and image processing techniques. As a result of the acquisition, the results of Halo Labs are included in the Company’s consolidated financial statements from the acquisition date.
The Company preliminarily allocated $13 million of the purchase price to intangible assets comprised of developed technology and customer relationships. The developed technology will be amortized over ten years, and the customer relationships will be amortized over five years. The Company allocated $24 million of the purchase price to goodwill, which is not deductible for tax purposes and has been allocated to the Waters operating segment. The principal factor that resulted in recognition of goodwill in the acquisition was that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which are higher than if the acquired companies’ technology, customer access or products were utilized on a stand-alone basis. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The assets and liabilities acquired were valued with input from valuation specialists. The Company used various income-approach valuation techniques, which use Level 3 inputs, in determining the fair value of the assets and liabilities acquired. The following table presents the fair values as of the acquisition date of all of the assets and liabilities owned and recorded in connection with the acquisition of Halo Labs assumed on the closing date of May 20, 2025 (in thousands):

Purchase Price
Cash paid	$35,731
Less: cash acquired	(762)

Net cash consideration	34,969

Identifiable Net Assets (Liabilities) Acquired
Accounts receivable	962
Inventory	1,296
Prepaid, property, plant and equipment, operating lease and other assets	2,415
Intangible assets	13,400
Accounts payable and accrued expenses	(1,966)
Operating lease liabilities, deferred revenue and other liabilities	(2,004)
Tax liabilities	(2,821)

Total identifiable net assets acquired	11,282
Goodwill	23,687

Net cash consideration	$34,969

During the three and six months ended June 28, 2025, the effect of net sales, net operating loss, and transaction related costs were immaterial to the Company’s consolidated results. The pro forma effect on the ongoing operations of the Company as though this acquisition had occurred on January 1, 2024 was immaterial to the consolidated financial statements.
5 Goodwill and Other Intangibles
The carrying amount of goodwill was $1.3 billion at both June 28, 2025 and December 31, 2024.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	June 28, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$760,391	$590,629	5 years	$662,085	$508,339	5 years
Purchased intangibles	631,009	270,603	10 years	610,351	241,093	10 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	15,744	11,118	7 years	14,549	9,628	7 years
Patents and other intangibles	128,180	93,527	8 years	117,781	87,480	8 years

Total	$1,545,004	$965,877	7 years	$1,414,446	$846,540	7 years

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company capitalized intangible assets in the amounts of $32 million and $10 million in the three months ended June 28, 2025 and June 29, 2024, respectively, and $52 million and $20 million in the six months ended June 28, 2025 and June 29, 2024, respectively.
The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $79 million and $62 million, respectively, in the six months ended June 28, 2025 due to the effects of foreign currency translation.
Amortization expense for intangible assets was $29 million and $25 million for the three months ended June 28, 2025 and June 29, 2024, respectively. Amortization expense for intangible assets was $57 million and $51 million for the six months ended June 28, 2025 and June 29, 2024, respectively. Amortization expense for intangible assets is estimated to be $117 million per year for each of the next five years.
6 Debt
On May 22, 2025, the Company and certain of its subsidiaries, as guarantors, entered into an Amendment and Restatement Agreement (the “Amendment”) in respect of that certain Amended and Restated Credit Agreement, dated as of September 17, 2021 and amended as of March 3, 2023 (the “Existing Credit Agreement”, and as amended by the Amendment, the “Amended Credit Agreement”), with the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the Company, among other things, reduced the aggregate total borrowing capacity of its existing senior unsecured revolving credit facility (the “Credit Facility”) by up to $200 million for an aggregate principal amount of up to $1.8 billion. As of June 28, 2025 and December 31, 2024, the Credit Facility had a total of $0.2 billion and $0.4 billion outstanding, respectively.
The Credit Facility will mature on May 22, 2030 subject to the Company’s ability to request, subject to customary conditions, a one-year
extension to which each lender may, in its discretion, agree. The Company may, subject to customary conditions, also request additional incremental revolving or term loan commitments from the lenders in an aggregate principal amount not to exceed $750 million to which each lender may, in its discretion, agree, provided that the aggregate amount of all commitments, including any such incremental commitments, under the Amended Credit Agreement does not exceed $2.55 billion at any time. Up to $50 million of the Credit Facility is available in the form of letters of credit.
Interest on borrowings under the Credit Facility will accrue at an applicable rate equal to either Term SOFR plus an applicable spread or an alternate base rate plus an applicable spread, in each case based on the lower of the applicable rates determined as set forth in the Amended Credit Agreement based on the Company’s leverage ratio (determined as of the end of the most recent fiscal quarter for which financial statements have been delivered pursuant to the Amended Credit Agreement) or, when established, the Company’s public debt ratings by certain credit rating agencies applicable on such date. These applicable spreads range from 80 basis points to 112.5 basis points over Term SOFR and 0 basis points to 12.5 basis points over the alternate base rate, in each case, as determined in accordance with the provisions of the Amended Credit Agreement. The Company has agreed to pay a facility fee at specified rates as set forth in the Amended Credit Agreement based on its either its leverage ratio (determined as of the end of the most recent fiscal quarter for which financial statements have been delivered pursuant to the Amended Credit Agreement) or the Company’s public debt ratings applicable on such date, as applicable, ranging from 7.5 basis points to 22.5 basis points per annum, on the aggregate commitments of the lenders. The facility fee is payable on a quarterly basis. The Company has the right to prepay borrowings under the Credit Facility at any time, in whole or in part and without premium or penalty (other than, if applicable, any breakage costs). The Company may also reduce its commitments under the Credit Facility at any time.
The Company may use borrowings under the Credit Facility, which may be in United States dollars or the euro equivalent thereof, for general corporate purposes including repayment of debt, financing of acquisitions, payment of related fees and expenses, equity repurchases and working capital. Certain of the Company’s subsidiaries guarantee its obligations under the Amended Credit Agreement. Those guarantees will automatically terminate, and those subsidiaries will be automatically released from those guarantees, if those subsidiaries cease to guarantee the Company’s senior unsecured notes and do not guarantee any other senior debt of the Company.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Amended Credit Agreement contains affirmative and negative covenants, including limitations on subsidiary debt, liens, sale and leaseback transactions, mergers and certain restrictive agreements, as well as a financial covenant to not permit a leverage ratio as of the end of any fiscal quarter to exceed 3.50 to 1.00 (which may be increased to 4.25 to 1.00 at the Company’s election as of the last day of the fiscal quarter during which the Company’s closing of a material acquisition for which the aggregate consideration involves cash in the amount of $500 million or more) and a financial covenant to not permit an interest coverage ratio as of the end of any fiscal quarter for the period of four consecutive fiscal quarters then ended to be less than 3.50 to 1.00. The Credit Facility contains certain representations, warranties and events of default (which are, in some cases, subject to certain exceptions, thresholds and grace periods) including, but not limited to, non-payment
of principal and interest, failure to perform or observe covenants, breaches of representations and warranties and certain bankruptcy-related events.
As of both June 28, 2025 and December 31, 2024, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
The Company had the following outstanding debt at June 28, 2025 and December 31, 2024 (in thousands):

	June 28, 2025	December 31, 2024
Senior unsecured notes - Series K - 3.44%, due May 2026	$160,000	$—
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	—

Total notes payable and debt, current	260,000	—
Senior unsecured notes - Series K - 3.44%, due May 2026	—	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	—	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	50,000
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	50,000
Credit agreement	200,000	370,000
Unamortized debt issuance costs	(3,034)	(3,512)

Total long-term debt	1,196,966	1,626,488

Total debt	$1,456,966	$1,626,488

As of both June 28, 2025 and December 31, 2024, the Company had a total amount available to borrow under the Credit Facility of $1.6 billion after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.46% and 3.72% at June 28, 2025 and December 31, 2024, respectively. As of June 28, 2025, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $111 million at both June 28, 2025 and December 31, 2024, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of June 28, 2025 or December 31, 2024.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of June 28, 2025. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the six months ended June 28, 2025 and June 29, 2024 by $1.5 million and $5 million, respectively, and increased the Company’s net income per diluted share by $0.03 and $0.09, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s effective tax rate for the three months ended June 28, 2025 and June 29, 2024 was 17.2% and 15.7%, respectively. The increase between the effective tax rates can be primarily attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the six months ended June 28, 2025 and June 29, 2024 was 16.2% and 13.8%, respectively. The increase between the effective tax rates can primarily be attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
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
The Company’s gross unrecognized tax benefits, excluding interest and penalties, at June 28, 2025 and June 29, 2024 were $18 million and $15 million, respectively. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2019. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.
Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for
Economic Co-operation and
Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the three and six months ended June 28, 2025. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.
On July 4, 2025, the US government enacted the One Big Beautiful Tax Bill Act (“OBBB”), enacting changes to the United States federal tax code, including adjustments to corporate income tax rates and certain deduction limitations. The Company is currently evaluating the impact the enactment of the OBBB will have on the Company’s financial position, results of operations and cash flows.
8 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the six months ended June 29, 2024, the Company recorded $10 million of patent litigation settlement provisions and related costs. No litigation provisions were recorded by the Company during the six months ended June 28, 2025.
9 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the ordinary course of business. Future minimum fees payable under existing technology and software license agreements as of June 28, 2025 are $84 million for the years ended December 31, 2025 and thereafter. The software license agreements are long-term contracts and are not cancellable by the Company until the expiration of their initial term. The amounts owed under these contracts are included in both other assets and other long-term liabilities on the Company’s consolidated balance sheet as of June 28, 2025. In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide enterprise resource planning system (“ERP”). The Company anticipates spending approximately $130 million on the ERP implementation over the next three years. The Company expects to use existing cash and its credit facility to fund the ERP implementation. For the six months ended June 28, 2025, the Company has incurred $11 million of capitalized costs included in other assets and $7 million of operating costs included in the consolidated statement of operations for the ERP system implementation.

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
10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended June 28, 2025
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$147,111	59,515	$2.47
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	141	—

Net income per diluted common share	$147,111	59,656	$2.47

	Three Months Ended June 29, 2024
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$142,737	59,339	$2.41
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	112	(0.01)

Net income per diluted common share	$142,737	59,451	$2.40

	Six Months Ended June 28, 2025
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$268,492	59,478	$4.51
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	208	(0.01)

Net income per diluted common share	$268,492	59,686	$4.50

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended June 29, 2024
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$244,933	59,287	$4.13
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	158	(0.01)

Net income per diluted common share	$244,933	59,445	$4.12

The Company had 92 thousand and 73 thousand stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the three and six months ended June 28, 2025
, respecti
vely. For the three and six months ended June 29, 2024, the Company had 270 thousand and 128 thousand stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
11 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Loss on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(154,924)	$(254)	$(105)	$(155,283)
Other comprehensive income (loss), net of tax	40,268	(136)	(1,620)	38,512

Balance at June 28, 2025	$(114,656)	$(390)	$(1,725)	$(116,771)

12 Business Segment Information
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three and six months ended June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Product net sales:
Waters instrument systems	$252,795	$235,228	$465,190	$426,487
Chemistry consumables	164,985	141,085	302,622	275,292
TA instrument systems	55,620	58,831	106,118	109,516

Total product sales	473,400	435,144	873,930	811,295
Service net sales:
Waters service	271,057	246,248	508,322	482,681
TA service	26,875	27,137	50,785	51,392

Total service sales	297,932	273,385	559,107	534,073

Total net sales	$771,332	$708,529	$1,433,037	$1,345,368

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and six months ended June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Sales:
Asia:
China	$117,130	$100,105	$208,003	$185,850
Asia Other	148,810	137,326	278,713	259,140

Total Asia	265,940	237,431	486,716	444,990
Americas:
United States	230,131	231,931	445,390	434,770
Americas Other	50,609	42,537	90,887	80,869

Total Americas	280,740	274,468	536,277	515,639
Europe	224,652	196,630	410,044	384,739

Total net sales	$771,332	$708,529	$1,433,037	$1,345,368

Net sales by customer class are as follows for the three and six months ended June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Pharmaceutical	$461,968	$415,747	$853,019	$789,954
Industrial	237,655	221,385	441,020	416,719
Academic and government	71,709	71,397	138,998	138,695

Total net sales	$771,332	$708,529	$1,433,037	$1,345,368

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three and six months ended June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales recognized at a point in time:
Instrument systems	$308,415	$294,059	$571,308	$536,003
Chemistry consumables	164,985	141,085	302,622	275,292
Service sales recognized at a point in time (time & materials)	100,420	92,075	181,388	175,400

Total net sales recognized at a point in time	573,820	527,219	1,055,318	986,695
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	197,512	181,310	377,719	358,673

Total net sales	$771,332	$708,529	$1,433,037	$1,345,368

The Company’s segment performance measure is net income attributable to Waters shareholders, which is used by the Company’s CODM when assessing performance and allocating capital and resources to its business. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses, that are not separately presented on the Company’s consolidated statements of operations, are presented below.
The significant segment expenses, revenues and net income of the Company’s one reportable segment are as follows for the three and six months ended June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total sales, net	$771,332	$708,529	$1,433,037	$1,345,368
Less:
Labor costs within selling and administrative and research and development expenses	(164,254)	(146,668)	(316,635)	(300,261)
Material purchases	(113,302)	(125,839)	(214,861)	(234,400)
Labor costs within product and service cost of sales	(96,175)	(85,351)	(184,582)	(171,722)
Other segment expenses	(209,388)	(161,559)	(377,001)	(316,027)
Interest expense and other income, net	(10,523)	(19,700)	(19,380)	(38,690)
Provision for income taxes	(30,579)	(26,675)	(52,086)	(39,335)

Net income	$147,111	$142,737	$268,492	$244,933

The other segment expenses include depreciation and amortization expenses, facilities and information technology costs, travel, freight, professional fees and all other costs.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

13 Recent Accounting Standard Changes and Developments
Recently Adopted Accounting Standards
There were no additions to the new accounting pronouncement adoptions as described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024. Other amendments to U.S. GAAP that have been issued by the Financial Accounting Standards Board (the “FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
Recently Issued Accounting Standards
There were no additions to the new accounting pronouncements not yet adopted as described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024. Other amendments to U.S. GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
14 Subsequent Events
On July 13, 2025, the Company entered into a definitive agreement (the “Merger Agreement”) to purchase and combine Becton, Dickinson & Company’s (“BD”) Biosciences & Diagnostic Solutions business with Waters Corporation (the “Merger”). The transaction is structured as a Reverse Morris Trust transaction, where BD’s Biosciences & Diagnostic Solutions business will be spun off to BD shareholders and simultaneously merged with a wholly owned subsidiary of the Company for a combined stock and cash purchase price valued at approximately $17.5 billion as of the date of signing
. BD’s shareholders are estimated to own approximately 39.2% of the combined company, and existing Waters Corporation shareholders are estimated to own approximately 60.8% of the combined company. BD will also receive cash of approximately $4 billion prior to completion of the combination, subject to adjustment for cash, working capital and indebtedness. The transaction is expected to be generally tax-free for U.S. federal income tax purposes to BD and BD’s shareholders. The Company is expected to assume approximately $4 billion of incremental debt. The transaction is expected to close around the end of the first quarter of calendar year 2026, subject to receipt of required regulatory approvals, Waters Corporation shareholder approval and satisfaction of other customary closing conditions.

The Merger Agreement also contains specified termination rights for the Company and BD, including in the event that the Merger has not
been consummated on or prior to July 13, 2026 (subject to extension in connection with outstanding regulatory approvals). Additionally, the Merger Agreement requires the Company to pay BD a termination fee of
$733
million if the Merger Agreement is terminated under certain circumstances.
In connection with the Merger Agreement, the Company and a financial institution executed a 364-day bridge loan facility commitment letter, pursuant to which such financial institution has committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement, on the terms and conditions set forth therein. The Company has incurred $14 million of transaction-related expenses through June 28, 2025. Based on information available through the date of this filing, if the transaction closes, the Company estimates it will incur transaction-related expenses and financing fees of approximately $120 million.

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

Acquisition of Halo Labs

On May 20, 2025, the Company completed the acquisition of all of the outstanding equity interests of Optofluidics, Inc., and its wholly owned operating subsidiary, Halo Labs LTD (collectively, “Halo Labs”), for $35 million, net of cash acquired. Halo Labs offers high throughput biopharmaceutical formulation, stability and product quality control tools for aggregate and subvisible particle analysis through the use of custom optics and image processing techniques. As a result of the acquisition, the results of Halo Labs are included in the Company’s consolidated financial statements from the acquisition date.

Acquisition of BD Biosciences & Diagnostic Solutions Businesses

On July 13, 2025, the Company entered into definitive agreements with BD, Augusta SpinCo Corporation, a Delaware corporation and wholly owned subsidiary of BD (“SpinCo”), and Beta Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Waters (“Merger Sub”), with respect to a Reverse Morris Trust transaction valued at approximately $17.5 billion as of the date of signing, and pursuant to which, subject to the terms and conditions of such definitive agreements, (i) BD will transfer (or cause to be transferred) and SpinCo will accept and assume (or cause to be accepted and assumed) all of the rights, titles and interests to and under certain assets and liabilities relating to BD’s Biosciences and Diagnostic Solutions business, (ii) BD will distribute to its shareholders all of the issued and outstanding shares of common stock, $0.01 par value per share, of SpinCo (“SpinCo Common Stock”) held by BD by way of a pro rata distribution (the “Spin-Off” and the disposition by BD of 100% of the SpinCo Common Stock by way of the Spin-Off, the “Distribution”) and (iii) following the Distribution, Merger Sub will be merged with and into SpinCo, with SpinCo as the surviving entity (the “Merger”), and all SpinCo Common Stock will be converted into the right to receive shares of common stock, $0.01 par value per share, of the Company (“Company Common Stock”), as calculated and subject to adjustment as set forth in the Merger Agreement (as defined herein). When the Merger is completed, SpinCo will become a wholly owned subsidiary of Waters. Upon completion of the Merger, BD’s shareholders are expected to own approximately 39.2% of the combined company, and existing Waters Corporation shareholders are expected to own approximately 60.8% of the combined company. This strategic combination is expected to create a leading global life sciences and diagnostics company with enhanced scale, complementary capabilities and expanded end-market exposure.

The definitive agreements entered into in connection with the transaction include (i) an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 13, 2025, by and among Waters, BD, SpinCo and Merger Sub, and (ii) a Separation Agreement (the “Separation Agreement”), dated as of July 13, 2025, by and among Waters, BD and SpinCo. As set forth in the Merger Agreement, Waters, BD and SpinCo will also enter into several additional agreements in connection with the transaction.

Prior to, and as a condition of, the Distribution, SpinCo will make a cash payment to BD equal to $4.0 billion (the “SpinCo Cash Distribution”), subject to adjustment for cash, working capital and indebtedness of SpinCo and subject to decrease if additional shares of Company Common Stock will be issued to the Company’s shareholders. The SpinCo Cash Distribution is expected to be paid using proceeds from approximately $4.0 billion of new indebtedness to be incurred by SpinCo prior to the Distribution. The Company is expected to assume all indebtedness incurred by SpinCo in connection with the payment of the SpinCo Cash Distribution upon completion of the Merger. Based on information available through the date of this filing, if the transaction closes, the Company estimates it will incur transaction-related expenses and financing fees of approximately $120 million.

In order to preserve the tax-free nature of the Spin-Off under the Reverse Morris Trust framework, the exchange ratio for the merger consideration specified in the Merger Agreement (the “Exchange Ratio”) may be adjusted and increased, if necessary, on the terms and subject to the conditions set forth in the Merger Agreement. In the event that the Exchange Ratio is adjusted upwards, the Company may issue a pre-closing cash dividend to the shareholders of the Company (the “Waters Special Dividend”) and/or the SpinCo Cash Distribution could be decreased to account for the value of the additional shares issued to the Company’s shareholders.

The transaction is expected to close around the end of the first quarter of calendar year 2026, subject to receipt of required regulatory approvals, shareholder approval from the Company’s shareholders and satisfaction of other customary closing conditions.

Tariffs

The Company sells and services its customers in over 35 countries outside of the U.S. and we have manufacturing operations in the U.S., Ireland, U.K. and in Singapore where we utilize subcontractors with worldwide capabilities.

In 2025, the U.S. government issued varying levels of tariffs on all imported goods into the U.S., including a baseline 10% tariff, subject to certain exceptions. The effective date of these tariffs has been delayed in certain cases, as the U.S. seeks to negotiate these tariffs with each of the respective countries. These tariffs, any resulting retaliatory tariffs and any related supply-chain disruptions could have a significant impact on the Company’s consolidated statement of operations and statement of cash flows. In response to currently applicable and potential future tariffs, the Company is continuing to evaluate and implement a series of actions and policies that are intended to offset a portion of the impact of the tariffs on the Company’s financial position and results of operations. While the Company believes that these actions and policies will mitigate a substantial portion of the impact of the tariffs, the Company cannot provide any assurances that the tariffs or any resulting impediments to trade will not have a material effect on the Company’s consolidated statement of operations and statement of cash flows.

Financial Overview

The Company’s operating results are as follows for the three and six months ended June 28, 2025 and June 29, 2024 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 28, 2025	June 29, 2024	% change	June 28, 2025	June 29, 2024	% change
Revenues:
Product sales	$473,400	$435,144	9%	$873,930	$811,295	8%
Service sales	297,932	273,385	9%	559,107	534,073	5%

Total net sales	771,332	708,529	9%	1,433,037	1,345,368	7%
Costs and operating expenses:
Cost of sales	321,407	288,244	12%	598,152	550,030	9%
Selling and administrative expenses	201,257	173,247	16%	376,138	347,783	8%
Research and development expenses	48,548	46,182	5%	95,170	90,777	5%
Purchased intangibles amortization	11,907	11,744	1%	23,619	23,578	—
Litigation provision	—	—	—	—	10,242	**

Operating income	188,213	189,112	—	339,958	322,958	5%
Operating income as a % of sales	24.4%	26.7%		23.7%	24.0%
Other (expense) income, net	(676)	(302)	124%	848	1,957	(57%)
Interest expense, net	(9,847)	(19,398)	(49%)	(20,228)	(40,647)	(50%)

Income before income taxes	177,690	169,412	5%	320,578	284,268	13%
Provision for income taxes	30,579	26,675	15%	52,086	39,335	32%

Net income	$147,111	$142,737	3%	$268,492	$244,933	10%

Net income per diluted common share	$2.47	$2.40	3%	$4.50	$4.12	9%

**	Percentage not meaningful

The Company’s net sales increased 9% in the second quarter of 2025, as compared to the second quarter of 2024, with foreign currency translation increasing total sales growth by 1%. For the first half of 2025, the Company’s net sales increased 7%, with the effect of foreign currency translation decreasing sales growth by less than 1% as compared to the first half of 2024. The net sales growth in the second quarter and first half of 2025 was driven by strong customer demand across most major geographies, end markets and products.

Instrument system sales increased 5% and 7% for the second quarter and first half of 2025, respectively, primarily driven by broad-based higher customer demand for our instrument systems in most regions of the world. Foreign currency translation increased instrument system sales growth by 1% for the second quarter of 2025 and decreased instrument system sales growth by less than 1% for the first half of 2025.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 12% and 6% for the second quarter and first half of 2025, respectively, with foreign currency translation increasing sales growth by 1% for the second quarter of 2025 and decreasing sales growth by approximately 1% for the first half of 2025. Service revenues increased 9% and 5% for the second quarter and first half of 2025, respectively. Chemistry sales growth increased 17% and 10% for the second quarter and first half of 2025, respectively. The double-digit chemistry sales growth can be attributed to approximately $8 million of chemistry consumable sales in China, which the Company believes may reflect sales that were pulled-forward into the second quarter of 2025, prior to the implementation of new tariffs.

Operating income decreased less than 1% for the second quarter of 2025 primarily due to the impact of the higher sales volume being offset by the change in sales mix, merit increases and approximately $14 million of transaction costs associated with the Merger. In addition, operating income for the second quarter of 2025 included the impact of $5 million of expenses associated with the Company’s new ERP system implementation. The effect of foreign currency translation increased operating income by $2 million.

Operating income increased 5% for the first half of 2025, due to the impact of the higher sales volume and the absence of severance-related costs associated with a workforce reduction in China and certain litigation settlements incurred in 2024, being partially offset by merit increases and $14 million of transaction costs associated with the Merger. In addition, operating income for the first half of 2025 also includes the impact of $7 million of expenses associated with the Company’s new ERP system implementation. The effect of foreign currency translation decreased operating income by $6 million.

The Company generated $301 million and $317 million of net cash from operating activities in the first half of 2025 and 2024, respectively. The first half of 2025 included an increase of $24 million more in tax payments associated with the final 2018 Tax Reform Transition payment as compared to the prior year. Net cash used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $48 million and $65 million in the first half of 2025 and 2024, respectively, as well as $35 million used for the Halo Labs acquisition in the second quarter of 2025.

On May 22, 2025, the Company and certain of its subsidiaries, as guarantors, entered into an Amendment and Restatement Agreement in respect of that certain Amended and Restated Credit Agreement, dated as of September 17, 2021 and amended as of March 3, 2023, with the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the Company, among other things, reduced the aggregate total borrowing capacity of its existing senior unsecured revolving credit facility (the “Credit Facility”) by up to $200 million for an aggregate principal amount of up to $1.8 billion. The Credit Facility will mature on May 22, 2030 subject to the Company’s ability to request, subject to customary conditions, a one-year extension to which each lender may, in its discretion, agree.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and six months ended June 28, 2025 and June 29, 2024 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2025	June 29, 2024	% change	June 28, 2025	June 29, 2024	% change
Net Sales:
Asia:
China	$117,130	$100,105	17%	$208,003	$185,850	12%
Asia Other	148,810	137,326	8%	278,713	259,140	8%

Total Asia	265,940	237,431	12%	486,716	444,990	9%
Americas:
United States	230,131	231,931	(1%)	445,390	434,770	2%
Americas Other	50,609	42,537	19%	90,887	80,869	12%

Total Americas	280,740	274,468	2%	536,277	515,639	4%
Europe	224,652	196,630	14%	410,044	384,739	7%

Total net sales	$771,332	$708,529	9%	$1,433,037	$1,345,368	7%

Geographically, the increase in the Company’s sales in the second quarter and first half of 2025 was broad-based across most major regions except for the U.S., where sales declined 1%. Sales growth in China increased 17% and 12% in the second quarter and first half of 2025, respectively, as customers prioritized chemistry consumable purchases, which the Company estimates may have been pulled forward in advance of new tariffs being implemented. In the second quarter and first half of 2025, foreign currency translation increased Europe’s sales growth by 6% and 2%, respectively, and decreased Asia’s sales growth by 2% and 4%, respectively, primarily driven by the Japanese yen.

Sales by Trade Class

Net sales by customer class are presented below for the three and six months ended June 28, 2025 and June 29, 2024 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2025	June 29, 2024	% change	June 28, 2025	June 29, 2024	% change
Pharmaceutical	$461,968	$415,747	11%	$853,019	$789,954	8%
Industrial	237,655	221,385	7%	441,020	416,719	6%
Academic and government	71,709	71,397	—	138,998	138,695	—

Total net sales	$771,332	$708,529	9%	$1,433,037	$1,345,368	7%

During the second quarter of 2025, sales to pharmaceutical customers increased 11%, primarily driven by growth in China, the Americas and Europe. Foreign currency translation increased pharmaceutical sales growth by less than 1%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 7% in the second quarter of 2025, primarily driven by the broad-based sales growth in most regions except for the U.S., where industrial sales declined by 10% on lower demand for TA instrument systems. Foreign currency translation increased industrial sales growth by 1%. Combined sales to academic and government customers were flat in the second quarter of 2025, with foreign currency translation increasing sales growth by 3%.

During the first half of 2025, sales to pharmaceutical customers increased 8%, primarily driven by broad-based growth across all regions, with foreign currency translation decreasing pharmaceutical sales growth by 1%. Combined sales to industrial customers increased 6%, with foreign currency having minimal impact on sales growth. Sales to our academic and government customers remained flat and are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the three and six months ended June 28, 2025 and June 29, 2024 (dollars in thousands):

	Three Months Ended
	June 28, 2025	% of Total	June 29, 2024	% of Total	% change
Waters instrument systems	$252,795	37%	$235,228	38%	7%
Chemistry consumables	164,985	24%	141,085	22%	17%

Total Waters product sales	417,780	61%	376,313	60%	11%
Waters service	271,057	39%	246,248	40%	10%

Total Waters net sales	$688,837	100%	$622,561	100%	11%

	Six Months Ended
	June 28, 2025	% of Total	June 29, 2024	% of Total	% change
Waters instrument systems	$465,190	36%	$426,487	36%	9%
Chemistry consumables	302,622	24%	275,292	23%	10%

Total Waters product sales	767,812	60%	701,779	59%	9%
Waters service	508,322	40%	482,681	41%	5%

Total Waters net sales	$1,276,134	100%	$1,184,460	100%	8%

Waters products and services sales increased 11% and 8% for the second quarter and first half of 2025, respectively, with the effect of foreign currency translation adding 1% sales growth for the second quarter of 2025 and decreasing sales growth by 1% for the first half of 2025.

Waters instrument system sales increased by 7% and 9% for the second quarter and first half of 2025, respectively, due to higher customer demand for our instrument systems led by the increase in sales of mass spectrometry instrument systems.

The increase in Waters chemistry consumables sales was primarily due to the continued demand in most major geographies, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers and the estimated pull-forward of approximately $8 million of China chemistry consumable sales into the second quarter of 2025 in advance of new tariffs being implemented. Foreign currency translation increased chemistry consumable sales by 1% in the second quarter of 2025.

Waters service sales increased 10% and 5% for the second quarter and first half of 2025, respectively, due to higher service demand billing in most major regions, with the effect of foreign currency translation having minimal impact on sales growth for the second quarter of 2025 and decreasing service sales by 2% for the first half of 2025.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the three and six months ended June 28, 2025 and June 29, 2024 (dollars in thousands):

	Three Months Ended
	June 28, 2025	% of Total	June 29, 2024	% of Total	% change
TA instrument systems	$55,620	67%	$58,831	68%	(5%)
TA service	26,875	33%	27,137	32%	(1%)

Total TA net sales	$82,495	100%	$85,968	100%	(4%)

	Six Months Ended
	June 28, 2025	% of Total	June 29, 2024	% of Total	% change
TA instrument systems	$106,118	68%	$109,516	68%	(3%)
TA service	50,785	32%	51,392	32%	(1%)

Total TA net sales	$156,903	100%	$160,908	100%	(2%)

TA sales declined 4% and 2% for the second quarter and first half of 2025, respectively, due to lower customer demand for TA instrument systems primarily driven by a 21% decrease in U.S. sales. Foreign currency translation increased sales by 2% and 1% for the second quarter and first half of 2025, respectively.

Cost of Sales

Cost of sales increased 12% and 9% in the second quarter and first half of 2025, respectively. The increase is primarily due to higher sales volume. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms.

Selling and Administrative Expenses

Selling and administrative expenses increased 16% and 8% in the second quarter and first half of 2025, respectively, primarily due to an increase in merit compensation and $14 million of transaction costs associated with the Merger. In addition, 2025 included $5 million and $7 million of expenses associated with the Company’s new ERP system implementation for the second quarter and first half of 2025, respectively. The effect of foreign currency translation had minimal impact on selling and administrative expenses for the second quarter of 2025 and decreased expenses by 1% for the first half of 2025.

As a percentage of net sales, selling and administrative expenses were 26.1% and 26.2% for the second quarter and first half of 2025, respectively, and 24.5% and 25.9% for the second quarter and first half of 2024, respectively.

Research and Development Expenses

Research and development expenses increased 5% in both the second quarter and first half of 2025, respectively. The increase in these periods was primarily driven by merit compensation and costs associated with the development of new product and technology initiatives. The impact of foreign currency exchange decreased expenses by 1% for both the second quarter and first half of 2025.

Litigation Provisions

The Company recorded $10 million of patent litigation settlement provisions and related costs in the first half of 2024. No litigation provisions were recorded by the Company in the first half of 2025.

Interest Expense, net

Interest expense, net decreased $10 million and $20 million in the second quarter and first half of 2025, primarily as a result of lower average outstanding debt as compared to the second quarter of 2024. The average outstanding debt in these periods was impacted by the timing of the repayment of outstanding debt.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of June 28, 2025. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $1.5 million and $5 million and increased the Company’s net income per diluted share by $0.03 and $0.09 for the second quarter of 2025 and 2024, respectively.

The Company’s effective tax rate for the second quarter of 2025 and 2024 was 17.2% and 15.7%, respectively. The increase in the effective tax rate can be primarily attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The Company’s effective tax rate for the first half of 2025 and 2024 was 16.2% and 13.8%, respectively. The increase in the effective tax rate can be attributed to the impact of discrete tax benefits in the prior year and differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the second quarter and first half of 2025. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

On July 4, 2025, the US government enacted the One Big Beautiful Tax Bill Act, enacting changes to the United States federal tax code, including adjustments to corporate income tax rates and certain deduction limitations. The Company is currently evaluating the impact the enactment of the OBBB will have on the Company’s financial position, results of operations and cash flows.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 28, 2025	June 29, 2024
Net income	$268,492	$244,933
Depreciation and amortization	101,018	95,743
Stock-based compensation	25,975	22,346
Deferred income taxes	1,876	3,958
Change in accounts receivable	42,870	69,642
Change in inventories	(35,671)	(16,709)
Change in accounts payable and other current liabilities	(164,092)	(31,206)
Change in deferred revenue and customer advances	64,429	69,352
Other changes	(4,203)	(140,655)

Net cash provided by operating activities	300,694	317,404
Net cash used in investing activities	(84,600)	(65,859)
Net cash used in financing activities	(174,275)	(326,213)
Effect of exchange rate changes on cash and cash equivalents	41	6,019

Increase (decrease) in cash and cash equivalents	$41,860	$(68,649)

Cash Flow from Operating Activities

Net cash provided by operating activities was $301 million and $317 million during the first half of 2025 and 2024, respectively. The decrease in 2025 operating cash flow was primarily a result of higher net income being offset by an increase of $24 million in tax payments associated with the final 2018 Tax Reform Transition payment as compared to the prior year and $18 million of costs related to the implementation of the Company’s new ERP system. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to the timing of payments made by customers and timing of sales. Days sales outstanding was 86 days at June 28, 2025 and 78 days at June 29, 2024.

•	The increase in inventory can primarily be attributed to higher material costs as well as an increase in safety stock levels to help navigate tariffs and mitigate any future supply chain issues.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $85 million and $66 million in the first half of 2025 and 2024, respectively. Additions to fixed assets and capitalized software were $48 million and $65 million in the first half of 2025 and 2024, respectively.

On May 20, 2025, the Company completed the acquisition of Halo Labs for a total purchase price of $35 million in cash, net of cash acquired. Halo Labs is an innovator of specialized imaging technologies to detect, identify and count interfering materials in therapeutic products, such as cell, protein and gene therapies.

Cash Flow from Financing Activities

On May 22, 2025, the Company and certain of its subsidiaries, as guarantors, entered into an Amendment and Restatement Agreement in respect of that certain Amended and Restated Credit Agreement, dated as of September 17, 2021 and amended as of March 3, 2023, with the lenders and issuing banks party thereto, and JPMorgan Chase

Bank, N.A., as administrative agent, pursuant to which the Company, among other things, reduced the aggregate total borrowing capacity of its existing senior unsecured revolving credit facility by up to $200 million for an aggregate principal amount of up to $1.8 billion. The Credit Facility will mature on May 22, 2030 subject to the Company’s ability to request, subject to customary conditions, a one-year extension to which each lender may, in its discretion, agree. As of June 28, 2025, the Company had a total of $1.5 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $200 million borrowed under its Credit Facility. The Company’s net debt borrowings decreased by $170 million and $350 million during the first half of 2025 and 2024, respectively.

As of June 28, 2025, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $705 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $5 million during both the first half of 2025 and 2024. The Company anticipates that these swap agreements will lower net interest expense by approximately $10 million in 2025.

In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2025 or 2024. The Company repurchased $14 million and $13 million of common stock related to the vesting of restricted stock units during the first half of 2025 and 2024, respectively.

The Company received $13 million and $22 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first half of 2025 and 2024, respectively.

The Company had cash, cash equivalents and investments of $367 million as of June 28, 2025. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $320 million held by foreign subsidiaries as of June 28, 2025, of which $267 million was held in currencies other than U.S. dollars.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025. The Company reviewed its contractual obligations and commercial commitments as of June 28, 2025 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide ERP system. The Company anticipates spending approximately $130 million on the ERP implementation. The Company expects to use existing cash and its Credit Facility to fund the ERP implementation.

For the first half of 2025, the Company has incurred $11 million of capitalized costs included in other assets and $7 million of operating costs included in the consolidated statement of operations for the ERP system implementation.

In accordance with the Merger Agreement, prior to, and as a condition of, the Distribution, SpinCo will make a cash payment to BD equal to $4.0 billion, subject to adjustment for cash, working capital and indebtedness of SpinCo and subject to decrease if additional shares of Company Common Stock will be issued to the Company’s shareholders. The SpinCo Cash Distribution is expected to be paid using proceeds from approximately $4.0 billion of new indebtedness to be incurred by SpinCo prior to the Distribution. The Company is expected to assume all indebtedness incurred by SpinCo in connection with the payment of the SpinCo Cash Distribution upon completion of the Merger.

In connection with the Merger, the Company and certain financial institutions executed a 364-day bridge loan facility commitment letter, pursuant to which such financial institutions have committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement, on the terms and conditions set forth therein. Based on information available through the date of this filing, if the transaction closes, the Company estimates it will incur transaction-related expenses and financing fees of approximately $120 million.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended June 28, 2025. The Company did not make any changes in those policies during the six months ended June 28, 2025.

New Accounting Pronouncements

Please refer to Note 13, Recent Accounting Standard Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	certain risks related to the Merger, including, without limitation:

•

the risk that one or more closing conditions to the Merger may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger or may require conditions, limitations or restrictions in connection with such approvals or that the required approval by the stockholders of the Company may not be obtained;

•	the risk that the Merger may not be completed on the terms or in the time frame expected by the Company or at all;

•	the occurrence of any event that could give rise to termination of the Merger;

•

failure to realize the anticipated benefits of the Merger, including as a result of delay in completing the Merger or integrating the businesses of the Company and SpinCo, on the expected timeframe or at all;

•	the ability of the combined company to implement its business strategy and achieve revenue and cost synergies;

•

the risk that stockholder litigation in connection with the Merger or other litigation, settlements or investigations may affect the timing or occurrence of the Merger or result in significant costs of defense, indemnification and liability;

•	the risk that the anticipated tax treatment of the Merger is not obtained;

•	the risk of greater than expected difficulty in separating the business of SpinCo from the other businesses of BD;

•

risks related to the disruption of management time from ongoing business operations due to the pendency of the Merger, or other effects of the pendency of the Merger on the relationship of the Company with its employees, customers, suppliers, or other counterparties;

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of June 28, 2025 and December 31, 2024, $320 million out of $367 million and $275 million out of $325 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $267 million out of $367 million and $226 million out of $325 million of cash and cash equivalents were held in currencies other than the U.S. dollar at June 28, 2025 and December 31, 2024, respectively. As of June 28, 2025, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash and cash equivalents held in currencies other than the U.S. dollar as of June 28, 2025 would decrease by approximately $27 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the six months ended June 28, 2025. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024, as filed with the SEC on February 25,
2025
.
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
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2025 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 28, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:
Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the six months ended June 28, 2025 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024, as filed with the SEC on February 25, 2025. The Company reviewed its risk factors as of June 28, 2025 and determined that, except as set forth below, there were no material changes from the ones set forth in the Annual Report on Form
10-K.
Furthermore, note the discussion of certain factors under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form
10-Q.
These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may have a material adverse effect on the Company’s business, financial condition and operating results.
RISKS RELATED TO THE MERGER
The consummation of the Proposed Transaction is subject to significant risks and uncertainties and may not be consummated on the expected terms, if at all. Further, our failure to successfully integrate BD’s Biosciences and Diagnostic Solutions business within the expected timeline could adversely affect the combined company’s future results.
On July 13, 2025, the Company entered into definitive agreements with BD, SpinCo and Merger Sub relating to the
Spin-Off,
the Distribution and the Merger (collectively, the “Proposed Transaction”). Consummation of the Merger is subject to receipt of required regulatory approvals, Company shareholder approval, the receipt of a private letter ruling from the Internal Revenue Service (the “IRS”) and satisfaction of other customary closing conditions. As a result, there can be no assurance that the Proposed Transaction will be consummated on the expected terms, in accordance with the Company’s anticipated timeline, or at all. Any delay in consummation of the Proposed Transaction could result in increased transaction costs and professional fees, and could cause disruptions to the

3
8

Company’s business or business relationships, which could have an adverse impact on the Company’s results of operations. Additionally, if the Merger Agreement is terminated under certain circumstances prior to the consummation of the Proposed Transaction, the Company will be required to pay BD a termination fee of $733 million.
In order to preserve the
tax-free
nature of the
Spin-Off,
the Exchange Ratio may be adjusted and increased if necessary, on the terms and subject to the conditions set forth in the Merger Agreement. In the event that the Exchange Ratio is adjusted upwards, the Company may issue the Waters Special Dividend to the shareholders of the Company and/or the SpinCo Cash Distribution may be decreased to account for the value of the additional shares issued to the Company’s shareholders. In addition, the grant of the IRS ruling is within the discretion of the IRS. We can offer no assurance concerning the extent of our and SpinCo’s overlapping shareholdings at any closing of the Proposed Transaction or assurance that the IRS ruling will be received. As a result, we can offer no assurance regarding the number of shares of Company Common Stock that may be issued in connection with the Proposed Transaction. Any issuance of shares of Company Common Stock to shareholders of SpinCo will dilute the ownership and voting interests of the Company’s existing shareholders. In addition, the Company’s stock price has been volatile since the announcement of the Proposed Transaction, and it may continue to fluctuate significantly in response to the pendency of the Proposed Transaction and any developments related thereto.
If consummated, the success of the Proposed Transaction will depend, in significant part, on the successful integration of BD’s Biosciences and Diagnostic Solutions business with the business of the Company and our ability to grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the Proposed Transaction. Difficulties in integrating the practices and operations of these two businesses may result in the combined company performing differently than expected, operational challenges or the delay or failure to realize anticipated benefits and synergies, and could have an adverse effect on the Company’s business, financial condition, results of operations and/or cash flows.
The amount of debt that the Company may incur and/or assume in connection with the Proposed Transaction is uncertain and may be substantial.
The SpinCo Cash Distribution is expected to be paid using proceeds from approximately $4.0 billion of new indebtedness to be incurred by SpinCo prior to the Distribution. The Company is expected to assume all indebtedness incurred by SpinCo in connection with the payment of the SpinCo Cash Distribution upon completion of the Merger. Additionally, as part of the Proposed Transaction, the Company may be required to pay the Waters Special Dividend to the Company’s shareholders in an amount ranging from zero to approximately $1.8 billion, depending on the number of shares of Company Common Stock that may be issued in connection with the Proposed Transaction. If the Waters Special Dividend is paid, the Company expects to fund it with new indebtedness and has entered into a
364-day
bridge loan facility commitment letter with a financial institution in this regard, which is described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flow from Financing Activities.” The size of the Waters Special Dividend that will ultimately be declared is uncertain and will remain so until the closing of the Proposed Transaction. The Company’s substantially increased indebtedness following the consummation of the Proposed Transaction may have the effect of, among other things, reducing the Company’s flexibility to respond to changing business and economic conditions, lowering its credit ratings, increasing its borrowing costs and/or requiring the Company to reduce or delay investments, strategic acquisitions and capital expenditures or seek additional capital to refinance its indebtedness.
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This program replaced the remaining amounts available under the pre-existing
authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it expired on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. In December 2023, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2025. In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. As of June 28, 2025, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

The following table summarizes the Company’s stock repurchase activity for the three months ended June 28, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
March 30, 2025 to April 26, 2025	303	$325.80	—	$961,207
April 27, 2025 to May 24, 2025	537	$362.17	—	$961,207
May 25, 2025 to June 28, 2025	237	$348.69	—	$961,207

Total	1,077	$348.97	—	$961,207

(1)	All shares repurchased as referenced in the table above related to the vesting of restricted stock during the three months ended June 28, 2025.
Item 5:
 Other Information
Insider Trading Arrangements and Related Disclosures
During the six months ended June 28, 2025, none of our directors or officers (as defined in Rule
16a-1(f)
under the Exchange Act) adopted, modified or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement” (as each term is defined in Item 408 of Regulation
S-K).

Item 6: Exhibits

Exhibit Number	Description of Document

2.1*	Separation Agreement, dated as of July 13, 2025, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated July 14, 2025 (File No. 001-14010)). †

2.2*	Agreement and Plan of Merger, dated as of July 13, 2025, by and among Waters Corporation, Becton, Dickinson and Company, Beta Merger Sub, Inc. and Augusta SpinCo Corporation (Incorporated by reference to Exhibit 2.2 to the Registrant’s Report on Form 8-K dated July 14, 2025 (File No. 001-14010)). †

10.1	Amendment and Restatement Agreement, dated as of May 22, 2025, by and among Waters Corporation, Waters Technologies Corporation, TA Instruments - Waters L.L.C., Waters Asia Limited, Environmental Resource Associates, Inc., Wyatt Technology, LLC, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K dated May 29, 2025 (File No. 001-14010)).

10.2	Waters Corporation Amended and Restated 2009 Employee Stock Purchase Plan (Incorporated by references to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated June 13, 2025 (File No. 333-288030)). +

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
†

Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

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

Date: August 4, 2025