Form 10-Q
period 2025-09-27
WATERS CORP /DE/
filed 2025-11-04
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of the registrant’s common stock as of October 31, 2025: 59,534,740

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 27, 2025	December 31, 2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$459,118	$325,355
Accounts receivable, net	748,519	733,365
Inventories	572,941	477,261
Other current assets	138,612	133,130

Total current assets	1,919,190	1,669,111
Property, plant and equipment, net	636,964	651,200
Intangible assets, net	570,773	567,906
Goodwill	1,338,358	1,295,720
Operating lease assets	76,426	74,193
Other assets	320,853	295,665

Total assets	$4,862,564	$4,553,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$460,000	$—
Accounts payable	115,728	99,931
Accrued employee compensation	80,331	93,969
Deferred revenue and customer advances	301,342	250,807
Current operating lease liabilities	28,487	25,537
Accrued income taxes	56,370	158,658
Accrued warranty	11,569	11,602
Other current liabilities	197,468	149,254

Total current liabilities	1,251,295	789,758
Long-term liabilities:
Long-term debt	947,206	1,626,488
Long-term portion of retirement benefits	47,744	44,611
Long-term income tax liabilities	30,880	30,318
Long-term operating lease liabilities	50,472	50,317
Other long-term liabilities	204,274	183,796

Total long-term liabilities	1,280,576	1,935,530

Total liabilities	2,531,871	2,725,288
Commitments and contingencies (Notes 6, 7 and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 27, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 163,138 and 162,962 shares issued, 59,525 and 59,388 shares outstanding at September 27, 2025 and December 31, 2024, respectively	1,631	1,630
Additional paid-in capital	2,396,477	2,341,298
Retained earnings	10,206,070	9,788,655
Treasury stock, at cost, 103,613 and 103,574 shares at September 27, 2025 and December 31, 2024, respectively	(10,162,316)	(10,147,793)
Accumulated other comprehensive loss	(111,169)	(155,283)

Total stockholders’ equity	2,330,693	1,828,507

Total liabilities and stockholders’ equity	$4,862,564	$4,553,795

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 27, 2025	September 28, 2024
	(In thousands, except per share data)
Revenues:
Product sales	$499,964	$462,011
Service sales	299,923	278,294

Total net sales	799,887	740,305
Costs and operating expenses:
Cost of product sales	210,634	193,378
Cost of service sales	117,172	108,277
Selling and administrative expenses	214,229	169,097
Research and development expenses	53,643	45,336
Purchased intangibles amortization	12,095	11,759
Litigation provision	—	1,326

Total costs and operating expenses	607,773	529,173

Operating income	192,114	211,132
Other expense, net	(70)	(338)
Interest expense	(26,637)	(21,435)
Interest income	4,712	4,258

Income before income taxes	170,119	193,617
Provision for income taxes	21,196	32,114

Net income	$148,923	$161,503

Net income per basic common share	$2.50	$2.72
Weighted-average number of basic common shares	59,528	59,367
Net income per diluted common share	$2.50	$2.71
Weighted-average number of diluted common shares and equivalents	59,622	59,504
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(In thousands, except per share data)
Revenues:
Product sales	$1,373,894	$1,273,306
Service sales	859,030	812,367

Total net sales	2,232,924	2,085,673
Costs and operating expenses:
Cost of product sales	579,686	522,396
Cost of service sales	346,272	329,289
Selling and administrative expenses	590,367	516,880
Research and development expenses	148,813	136,113
Purchased intangibles amortization	35,714	35,337
Litigation provision	—	11,568

Total costs and operating expenses	1,700,852	1,551,583

Operating income	532,072	534,090
Other income, net	778	1,619
Interest expense	(55,261)	(70,681)
Interest income	13,108	12,857

Income before income taxes	490,697	477,885
Provision for income taxes	73,282	71,449

Net income	$417,415	$406,436

Net income per basic common share	$7.02	$6.85
Weighted-average number of basic common shares	59,496	59,314
Net income per diluted common share	$7.00	$6.83
Weighted-average number of diluted common shares and equivalents	59,656	59,471
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In thousands)		(In thousands)
Net income	$148,923	$161,503	$417,415	$406,436
Other comprehensive income:
Foreign currency translation	5,595	18,668	45,863	2,453
Unrealized gains (losses) on derivative instruments before reclassifications	90	(3,025)	(1,731)	209
Amounts reclassified to interest income	(120)	(366)	(431)	(940)

Unrealized losses on derivative instruments before income taxes	(30)	(3,391)	(2,162)	(731)
Income tax benefit	7	814	519	176

Unrealized losses on derivative instruments, net of tax	(23)	(2,577)	(1,643)	(555)
Retirement liability adjustment before reclassifications	44	(211)	(7)	(60)
Amounts reclassified to other income, net	(1)	(10)	(1)	(68)

Retirement liability adjustment before income taxes	43	(221)	(8)	(128)
Income tax (expense) benefit	(13)	47	(98)	65

Retirement liability adjustment, net of tax	30	(174)	(106)	(63)
Other comprehensive income	5,602	15,917	44,114	1,835

Comprehensive income	$154,525	$177,420	$461,529	$408,271

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(In thousands)
Cash flows from operating activities:
Net income	$417,415	$406,436
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	39,625	32,993
Deferred income taxes	(17,274)	(1,967)
Depreciation	66,211	64,680
Amortization of intangibles	87,485	78,570
Change in operating assets and liabilities:
Decrease in accounts receivable	26,122	27,457
Increase in inventories	(65,956)	(2,032)
(Increase) decrease in other current assets	(9,753)	1,279
Decrease (increase) in other assets	41,324	(18,416)
(Decrease) increase in accounts payable and other current liabilities	(114,249)	36,485
Increase in deferred revenue and customer advances	34,071	37,972
Decrease in other liabilities	(17,019)	(141,473)

Net cash provided by operating activities	488,002	521,984
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(73,772)	(90,377)
Business acquisitions, net of cash acquired	(35,053)	—
Investments in unaffiliated companies, net	(1,295)	(1,489)
Purchases of investments	—	(2,796)
Maturities and sales of investments	—	2,752

Net cash used in investing activities	(110,120)	(91,910)
Cash flows from financing activities:
Proceeds from debt issuances	70,000	170,000
Payments on debt	(290,000)	(700,000)
Payments of debt issuance costs	(22,986)	—
Proceeds from stock plans	15,621	25,073
Purchases of treasury shares	(14,523)	(13,475)
Proceeds from derivative contracts	1,347	15,305

Net cash used in financing activities	(240,541)	(503,097)
Effect of exchange rate changes on cash and cash equivalents	(3,578)	8,461

Increase (decrease) in cash and cash equivalents	133,763	(64,562)
Cash and cash equivalents at beginning of period	325,355	395,076

Cash and cash equivalents at end of period	$459,118	$330,514

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance June 29, 2024	162,926	$1,629	$2,310,372	$9,395,754	$(10,147,586)	$(148,202)	$1,411,967
Net income	—	—	—	161,503	—	—	161,503
Other comprehensive income	—	—	—	—	—	15,917	15,917
Issuance of common stock for employees:
Employee Stock Purchase Plan	9	—	2,551	—	—	—	2,551
Stock options exercised	4	—	736	—	—	—	736
Treasury stock	—	—	—	—	(141)	—	(141)
Stock-based compensation	1	—	10,566	—	—	—	10,566

Balance September 28, 2024	162,940	$1,629	$2,324,225	$9,557,257	$(10,147,727)	$(132,285)	$1,603,099

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance June 28, 2025	163,126	$1,631	$2,379,907	$10,057,147	$(10,162,102)	$(116,771)	$2,159,812
Net income	—	—	—	148,923	—	—	148,923
Other comprehensive income	—	—	—	—	—	5,602	5,602
Issuance of common stock for employees:
Employee Stock Purchase Plan	9	—	2,821	—	—	—	2,821
Stock options exercised	—	—	62	—	—	—	62
Treasury stock	—	—	—	—	(214)	—	(214)
Stock-based compensation	3	—	13,687	—	—	—	13,687

Balance September 27, 2025	163,138	$1,631	$2,396,477	$10,206,070	$(10,162,316)	$(111,169)	$2,330,693

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2023	162,709	$1,627	$2,266,265	$9,150,821	$(10,134,252)	$(134,120)	$1,150,341
Net income	—	—	—	406,436	—	—	406,436
Other comprehensive income	—	—	—	—	—	1,835	1,835
Issuance of common stock for employees:
Employee Stock Purchase Plan	27	—	7,341	—	—	—	7,341
Stock options exercised	87	1	18,347	—	—	—	18,348
Treasury stock	—	—	—	—	(13,475)	—	(13,475)
Stock-based compensation	117	1	32,272	—	—	—	32,273

Balance September 28, 2024	162,940	$1,629	$2,324,225	$9,557,257	$(10,147,727)	$(132,285)	$1,603,099

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2024	162,962	$1,630	$2,341,298	$9,788,655	$(10,147,793)	$(155,283)	$1,828,507
Net income	—	—	—	417,415	—	—	417,415
Other comprehensive income	—	—	—	—	—	44,114	44,114
Issuance of common stock for employees:
Employee Stock Purchase Plan	26	—	8,413	—	—	—	8,413
Stock options exercised	38	—	7,867	—	—	—	7,867
Treasury stock	—	—	—	—	(14,523)	—	(14,523)
Stock-based compensation	112	1	38,899	—	—	—	38,900

Balance September 27, 2025	163,138	$1,631	$2,396,477	$10,206,070	$(10,162,316)	$(111,169)	$2,330,693

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2025 and 2024 ended on September 27, 2025 and September 28, 2024, respectively.
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
Acquisition of BD Biosciences & Diagnostic Solutions Businesses
On July 13, 2025, the Company entered into a separation agreement ( the “Separation Agreement”) and a merger agreement (the “Merger Agreement”) to purchase and combine Becton, Dickinson and Company’s (“BD”) Biosciences and Diagnostic Solutions business with Waters Corporation (the “Merger”). The transaction is structured as a Reverse Morris Trust transaction, where BD’s Biosciences & Diagnostic Solutions business will be spun off to BD shareholders and simultaneously merged with a wholly owned subsidiary of the Company. The transaction is valued at approximately $17.5 billion as of the date of signing. BD’s shareholders are expected

CONDENSED NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
(unaudited) – (Continued)

to own approximately 39.2% of the combined company, and existing Waters Corporation shareholders are expected to own approximately 60.8% of the combined company. BD will receive a cash distribution of approximately $4 billion from SpinCo prior to the completion of the combination, subject to adjustment for cash, working capital and indebtedness. In order to fund this cash distribution, SpinCo is expected to incur $4 billion of new indebtedness prior to the completion of the combination, which indebtedness will be assumed by Waters upon completion of the combination. The transaction is expected to close around the end of the first quarter of calendar year 2026, subject to receipt of required regulatory approvals, Waters Corporation shareholder approval and satisfaction of other customary closing conditions.
The Merger Agreement also contains specified termination rights for the Company and BD, including a right allowing the Company or BD to terminate the Merger Agreement if the Merger has not been consummated on or prior to July 13, 2026 (which date may be extended to October 13, 2026 in the event that required regulatory approvals have not been received). Additionally, the Merger Agreement requires the Company to pay BD a termination fee of $733 million if the Merger Agreement is terminated under certain circumstances.
In connection with the Merger Agreement, the Company and a financial institution executed a 364-day bridge facility commitment letter, pursuant to which such financial institution has committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement. The bridge facility is expected to be replaced with permanent financing, which may include a delayed draw term loan facility.
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
Cash and Cash Equivalents
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 27, 2025 and December 31, 2024, $339 million out of $459 million and $275 million out of $325 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $285 million out of $459 million and $226 million out of $325 million of cash and cash equivalents were held in currencies other than the U.S. dollar at September 27, 2025 and December 31, 2024, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
The following is a summary of the activity of the Company’s allowance for credit losses for the nine months ended September 27, 2025 and September 28, 2024 (in thousands):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period
Allowance for Credit Losses
September 27, 2025	$14,269	$3,797	$(5,549)	$12,517
September 28, 2024	$19,335	$4,109	$(7,451)	$15,993
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of September 27, 2025 and December 31, 2024. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at September 27, 2025 (in thousands):

	Total at September 27, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Waters 401(k) Restoration Plan assets	$31,494	$31,494	$—	$—
Foreign currency exchange contracts	146	—	146	—
Interest rate cross-currency swap agreements	130	—	130	—
Interest rate swap cash flow hedge	122	—	122	—

Total	$31,892	$31,494	$398	$—

Liabilities:
Foreign currency exchange contracts	$542	$—	$542	$—
Interest rate cross-currency swap agreements	50,643	—	50,643	—
Interest rate swap cash flow hedge	2,423	—	2,423	—

Total	$53,608	$—	$53,608	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 (in thousands):

	Total at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Waters 401(k) Restoration Plan assets	$30,137	$30,137	$—	$—
Foreign currency exchange contracts	482	—	482	—
Interest rate cross-currency swap agreements	26,196	—	26,196	—
Interest rate swap cash flow hedge	503	—	503	—

Total	$57,318	$30,137	$27,181	$—

Liabilities:
Foreign currency exchange contracts	$261	$—	$261	$—
Interest rate swap cash flow hedge	641	—	641	—

Total	$902	$—	$902	$—

Fair Value of 401(k) Restoration Plan Assets
The 401(k) Restoration Plan is a nonqualified defined contribution plan, and the assets were held in registered mutual funds and have been classified as Level 1. The fair values of the assets in the plan are determined through market and observable sources from daily quoted prices on nationally recognized securities exchanges.
Fair Value of Cash Equivalents, Foreign Currency Exchange Contracts, Interest Rate Cross-Currency Swap Agreements and Interest Rate Swap Cash Flow Hedges

1
3

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
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both September 27, 2025 and December 31, 2024. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.2 billion and $1.1 billion at September 27, 2025 and December 31, 2024, respectively, using Level 2 inputs.
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
Cash Flow Hedges
The Company’s Credit Facility is a variable borrowing and has interest payments based on a contractually specified interest rate index. The contractually specified index on the Credit Facility is the 1-month, 3-month or 6-month Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company has entered into interest rate swaps with an aggregate notional value of $
150
 million to effectively lock in the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated, and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the nine months ended September 27, 2025, the Company did not have any cash flow hedges that were deemed ineffective.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Interest Rate Cross-Currency Swap Agreements
As of September 27, 2025, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $730 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges included in the consolidated balance sheets are classified as follows (in thousands):

	September 27, 2025		December 31, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$18,499	$146	$14,999	$482
Other current liabilities	$49,757	$542	$24,749	$261
Interest rate cross-currency swap agreements:
Other assets	$90,000	$130	$625,000	$26,196
Other liabilities	$640,000	$50,643	$—	$—
Accumulated other comprehensive (loss) income		$(49,937)		$32,979
Interest rate swap cash flow hedges:
Other assets	$50,000	$122	$100,000	$503
Other liabilities	$100,000	$2,423	$50,000	$641
Accumulated other comprehensive (loss) income		$(2,301)		$(138)

1
5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

		Three Months Ended		Nine Months Ended
	Financial Statement Classification	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(23)	$(138)	$(1,421)	$914
Unrealized (losses) gains on open contracts	Cost of sales	(922)	(26)	(618)	39

Cumulative net pre-tax (losses) gains	Cost of sales	$(945)	$(164)	$(2,039)	$953

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$3,076	$2,486	$8,145	$7,613
Unrealized gains (losses) on open contracts	Other comprehensive income	$471	$(28,339)	$(82,917)	$(6,775)
Interest rate swap cash flow hedges:
Interest earned	Interest income	$120	$366	$431	$940
Unrealized losses on open contracts	Other comprehensive income	$(32)	$(3,391)	$(2,163)	$(731)
Stockholders’ Equity
In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2025 or 2024. The Company repurchased $15 million and $13 million of common stock related to the vesting of restricted stock units during the nine months ended September 27, 2025 and September 28, 2024, respectively.
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

1
6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 27, 2025 and September 28, 2024 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
September 27, 2025	$11,602	$4,658	$(4,691)	$11,569
September 28, 2024	$12,050	$3,812	$(5,371)	$10,491
Subsequent Event

In October 2025, the Company entered into a derivative agreement with a duration up to two years, and a notional value of $50 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated net asset investments. The Company expects to designate the derivative as an interest rate cross-currency swap under hedge accounting.

1
7

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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the nine months ended September 27, 2025 and September 28, 2024 (in thousands):

	September 27, 2025	September 28, 2024
Balance at the beginning of the period	$320,046	$323,516
Recognition of revenue included in balance at beginning of the period	(248,970)	(242,302)
Revenue deferred during the period, net of revenue recognized	310,445	276,515

Balance at the end of the period	$381,521	$357,729

The Company classified $80 million and $69 million of deferred revenue and customer advances in other long-term liabilities at September 27, 2025 and December 31, 2024, respectively.
The amount of unfulfilled performance obligations as of September 27, 2025, and the time such amounts are expected to be recognized in the future, is as follows (in thousands):

September 27, 2025
Unfulfilled performance obligations expected to be recognized in:
One year or less	$311,609
13- 24 months	41,867
25 months and beyond	38,312

Total	$391,788

3 Inventories
Inventories are classified as follows (in thousands):

	September 27, 2025	December 31, 2024
Raw materials	$241,957	$227,032
Work in progress	33,907	21,801
Finished goods	297,077	228,428

Total inventories	$572,941	$477,261

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

1
8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

Purchase Price
Cash paid	$35,815
Less: cash acquired	(762)

Net cash consideration	35,053

Identifiable Net Assets (Liabilities) Acquired
Accounts receivable	962
Inventory	1,296
Prepaid, property, plant and equipment, operating lease and other assets	2,415
Intangible assets	13,400
Accounts payable and accrued expenses	(1,966)
Operating lease liabilities, deferred revenue and other liabilities	(2,004)
Tax liabilities	(2,821)

Total identifiable net assets acquired	11,282
Goodwill	23,771

Net cash consideration	$35,053

During the three and nine months ended September 27, 2025, the effect of net sales, net operating loss, and transaction related costs were immaterial to the Company’s consolidated results. The pro forma effect on the ongoing operations of the Company as though this acquisition had occurred on January 1, 2024 was immaterial to the consolidated financial statements.
5 Goodwill and Other Intangibles
The carrying amount of goodwill was $1.3 billion at both September 27, 2025 and December 31, 2024.

1
9

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	September 27, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$779,863	$609,403	5 years	$662,085	$508,339	5 years
Purchased intangibles	631,707	283,239	10 years	610,351	241,093	10 years
Trademarks	9,680	—		9,680	—
Licenses	15,561	11,354	7 years	14,549	9,628	7 years
Patents and other intangibles	133,464	95,506	8 years	117,781	87,480	8 years

Total	$1,570,275	$999,502	7 years	$1,414,446	$846,540	7 years

The Company capitalized intangible assets in the amounts of $17 million and $11 million in the three months ended September 27, 2025 and September 28, 2024, respectively, and $69 million and $31 million in the nine months ended September 27, 2025 and September 28, 2024, respectively.
The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $87 million and $66 million, respectively, in the nine months ended September 27, 2025 due to the effects of foreign currency translation.
Amortization expense for intangible assets was $30 million and $28 million for the three months ended September 27, 2025 and September 28, 2024, respectively. Amortization expense for intangible assets was $87 million and $79 million for the nine months ended September 27, 2025 and September 28, 2024, respectively. Amortization expense for intangible assets is estimated to be $119 million per year for each of the next five years.
6 Debt
On May 22, 2025, the Company and certain of its subsidiaries, as guarantors, entered into an Amendment and Restatement Agreement (the “Amendment”) in respect of that certain Amended and Restated Credit Agreement, dated as of September 17, 2021 and amended as of March 3, 2023 (the “Existing Credit Agreement”, and as amended by the Amendment, the “Amended Credit Agreement”), with the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the Company, among other things, reduced the aggregate total borrowing capacity of its existing senior unsecured revolving credit facility (the “Credit Facility”) by up to $200 million for an aggregate principal amount of up to $1.8 billion. As of September 27, 2025 and December 31, 2024, the Credit Facility had a total of $0.2 billion and $0.4 billion outstanding, respectively.
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
Interest on borrowings under the Credit Facility will accrue at an applicable rate equal to either Term SOFR plus an applicable spread or an alternate base rate plus an applicable spread, in each case based on the lower of the applicable rates determined as set forth in the Amended Credit Agreement based on the Company’s leverage ratio (determined as of the end of the most recent fiscal quarter for which financial statements have been delivered pursuant to the Amended Credit Agreement) or, when established, the Company’s public debt ratings by certain credit rating agencies applicable on such date. These applicable spreads range from 80 basis points to 112.5 basis points over Term SOFR and 0 basis points to 12.5 basis points over the alternate base rate, in each case, as determined in accordance with the

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

provisions of the Amended Credit Agreement. The Company has agreed to pay a facility fee at specified rates as set forth in the Amended Credit Agreement based on either its leverage ratio (determined as of the end of the most recent fiscal quarter for which financial statements have been delivered pursuant to the Amended Credit Agreement) or the Company’s public debt ratings applicable on such date, as applicable, ranging from 7.5 basis points to 22.5 basis points per annum, on the aggregate commitments of the lenders. The facility fee is payable on a quarterly basis. The Company has the right to prepay borrowings under the Credit Facility at any time, in whole or in part and without premium or penalty (other than, if applicable, any breakage costs). The Company may also reduce its commitments under the Credit Facility at any time.
The Company may use borrowings under the Credit Facility, which may be in United States dollars or the euro equivalent thereof, for general corporate purposes including repayment of debt, financing of acquisitions, payment of related fees and expenses, equity repurchases and working capital.
The Amended Credit Agreement contains affirmative and negative covenants, including limitations on subsidiary debt
, liens, sale and leaseback transactions, mergers and certain restrictive agreements, as well as a financial covenant to not permit a leverage ratio as of the end of any fiscal quarter to exceed 3.50 to 1.00 (which may be increased to 4.25 to 1.00 at the Company’s election as of the last day of the fiscal quarter during which the Company’s closing of a material acquisition for which the aggregate consideration involves cash in the amount of $500 million or more) and a financial covenant to not permit an interest coverage ratio as of the end of any fiscal quarter for the period of four consecutive fiscal quarters then ended to be less than 3.50 to 1.00. The Credit Facility contains certain representations, warranties and events of default (which are, in some cases, subject to certain exceptions, thresholds and grace periods) including, but not limited to, non-payment
of principal and interest, failure to perform or observe covenants, breaches of representations and warranties and certain bankruptcy-related events.
As of both September 27, 2025 and December 31, 2024, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
Concurrently with the execution of the Merger Agreement, the Company and a financial institution executed a 364-day bridge facility commitment letter, pursuant to which such financial institution has committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement, on the terms and conditions set forth therein. As of September 27, 2025, no amounts related to the bridge facility have been drawn.
The bridge facility is expected to be replaced with permanent financing, which may include a delayed draw term loan facility.

The Company incurred $5 million of financing costs that are being amortized over the term of the bridge facility. In addition, in connection with the Merger, the Company paid $14 million of financing costs on behalf of SpinCo. These financing costs were expensed in the three and nine months ended September 27, 2025.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at September 27, 2025 and December 31, 2024 (in thousands):

	September 27, 2025	December 31, 2024
Senior unsecured notes - Series K - 3.44%, due May 2026	$160,000	$—
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	—
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	—

Total notes payable and debt, current	460,000	—
Senior unsecured notes - Series K - 3.44%, due May 2026	—	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	—	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	—	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	50,000
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	50,000
Credit agreement	150,000	370,000
Unamortized debt issuance costs	(2,794)	(3,512)

Total long-term debt	947,206	1,626,488

Total debt	$1,407,206	$1,626,488

As of both September 27, 2025 and December 31, 2024, the Company had a total amount available to borrow under the Credit Facility of $1.6 billion after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.39% and 3.72% at September 27, 2025 and December 31, 2024, respectively. As of September 27, 2025, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $110 million and $111 million at September 27, 2025 and December 31, 2024, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of September 27, 2025 or December 31, 2024.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of September 27, 2025. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the nine months ended September 27, 2025 and September 28, 2024 by $2 million and $9 million, respectively, and increased the Company’s net income per diluted share by $0.03 and $0.15, respectively.
The Company’s effective tax rate for the three months ended September 27, 2025 and September 28, 2024 was 12.5% and 16.6
%, respectively. The decrease between the effective tax rates can be primarily attributed to the impact of discrete tax benefits in the current year and differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the nine months ended September 27, 2025 and September 28, 2024 was 14.9% and 15.0
%, respectively. The decrease between the effective tax rates can primarily be attributed to the impact of differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.
The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions,

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.
The Company’s gross unrecognized tax benefits, excluding interest and penalties, at September 27, 2025 and September 28, 2024 were $18 million and $15 million, respectively. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2019. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.
Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for
Economic Co-operation and
Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the three and nine months ended September 27, 2025. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.
On July 4, 2025, the U.S. government ena
cte
d the One Big Beautiful Tax Bill Act (“OBBB”), enacting changes to the United States federal tax code, including adjustments to effective tax rates on certain types of income and certain deduction limitations. The OBBB did not have a material impact on the Company’s financial position, results of operations and cash flows for the three and nine months ended September 27, 2025. The Company will continue to monitor the impact of the OBBB in future periods.
8 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the nine months ended September 28, 2024, the Company recorded $12 million and paid $10 million of patent litigation settlement provisions and related costs. No litigation provisions were recorded by the Company during the nine months ended September 27, 2025.
9 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the ordinary course of business. Future minimum fees payable under existing technology and software license agreements as of September 27, 2025 are $
74
 million for the years ended December 31, 2025 and thereafter. The software license agreements are long-term contracts and are not cancellable by the Company until the expiration of their initial term. The amounts owed under these contracts are included in both other assets and other long-term liabilities on the Company’s consolidated balance sheet as of September 27, 2025. In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide enterprise resource planning system (“ERP”). The Company anticipates spending approximately $130 million on the ERP implementation over the next three years. The Company expects to use existing cash and its credit facility to fund the ERP implementation. For the nine months ended September 27, 2025, the Company has incurred $20 million of capitalized costs included in other assets and $14 million of operating costs included in the consolidated statement of operations for the ERP system implementation.
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

2
3

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Merger Agreement related to BD’s Biosciences & Diagnostic Solutions business contains specified termination rights that requires the Company to pay BD a termination fee of $733 million if the Merger Agreement is terminated under certain circumstances.
In addition, in connection with the Merger, the Company has incurred approximately $50 million of transaction-related expenses and financing costs through September 27, 2025. Based on information available through the date of this report, if the Merger closes, the Company estimates it will incur transaction-related expenses and financing fees of approximately $140 million in total
.
10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 27, 2025
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$148,923	59,528	$2.50
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	94	—

Net income per diluted common share	$148,923	59,622	$2.50

	Three Months Ended September 28, 2024
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$161,503	59,367	$2.72
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	137	(0.01)

Net income per diluted common share	$161,503	59,504	$2.71

	Nine Months Ended September 27, 2025
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$417,415	59,496	$7.02
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	160	(0.02)

Net income per diluted common share	$417,415	59,656	$7.00

	Nine Months Ended September 28, 2024
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$406,436	59,314	$6.85
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	157	(0.02)

Net income per diluted common share	$406,436	59,471	$6.83

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had 390 thousand and 92 thousand stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the three and nine months ended September 27, 2025, respectively. For both the three and nine months ended September 28, 2024, the Company had 130 thousand stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
11 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Loss on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(154,924)	$(254)	$(105)	$(155,283)
Other comprehensive income (loss), net of tax	45,863	(106)	(1,643)	44,114

Balance at September 27, 2025	$(109,061)	$(360)	$(1,748)	$(111,169)

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three and nine months ended September 27, 2025 and September 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Product net sales:
Waters instrument systems	$281,909	$265,273	$747,099	$691,760
Chemistry consumables	158,480	138,935	461,102	414,227
TA instrument systems	59,575	57,803	165,693	167,319

Total product sales	499,964	462,011	1,373,894	1,273,306
Service net sales:
Waters service	272,986	251,444	781,308	734,125
TA service	26,937	26,850	77,722	78,242

Total service sales	299,923	278,294	859,030	812,367

Total net sales	$799,887	$740,305	$2,232,924	$2,085,673

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and nine months ended September 27, 2025 and September 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Sales:
Asia:
China	$113,513	$100,049	$321,516	$285,899
Asia Other	156,201	151,280	434,914	410,420

Total Asia	269,714	251,329	756,430	696,319
Americas:
United States	245,255	236,182	690,645	670,952
Americas Other	47,557	42,954	138,444	123,823

Total Americas	292,812	279,136	829,089	794,775
Europe	237,361	209,840	647,405	594,579

Total net sales	$799,887	$740,305	$2,232,924	$2,085,673

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales by customer class are as follows for the three and nine months ended September 27, 2025 and September 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Pharmaceutical	$479,776	$430,138	$1,332,795	$1,220,092
Industrial	235,669	227,740	676,689	644,459
Academic and government	84,442	82,427	223,440	221,122

Total net sales	$799,887	$740,305	$2,232,924	$2,085,673

2
7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three and nine months ended September 27, 2025 and September 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales recognized at a point in time:
Instrument systems	$341,484	$323,076	$912,792	$859,079
Chemistry consumables	158,480	138,935	461,102	414,227
Service sales recognized at a point in time (time & materials)	94,927	91,045	276,315	266,445

Total net sales recognized at a point in time	594,891	553,056	1,650,209	1,539,751
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	204,996	187,249	582,715	545,922

Total net sales	$799,887	$740,305	$2,232,924	$2,085,673

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
The significant segment expenses, revenues and net income of the Company’s one reportable segment are as follows for the three and nine months ended September 27, 2025 and September 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total sales, net	$799,887	$740,305	$2,232,924	$2,085,673
Less:
Labor costs within selling and administrative and research and development expenses	(164,157)	(144,079)	(480,792)	(444,340)
Material purchases	(135,157)	(134,732)	(350,018)	(369,132)
Labor costs within product and service cost of sales	(100,275)	(88,121)	(284,857)	(259,843)
Other segment expenses	(208,184)	(162,241)	(585,185)	(478,268)
Interest expense and other income, net	(21,995)	(17,515)	(41,375)	(56,205)
Provision for income taxes	(21,196)	(32,114)	(73,282)	(71,449)

Net income	$148,923	$161,503	$417,415	$406,436

The other segment expenses include depreciation and amortization expenses, facilities and information technology costs, travel, freight, professional fees and all other costs.

2
8

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

Prior to, and as a condition of, the Distribution, SpinCo will make a cash payment to BD equal to $4.0 billion (the “SpinCo Cash Distribution”), subject to adjustment for cash, working capital and indebtedness of SpinCo and subject to decrease if additional shares of Company Common Stock will be issued to the Company’s shareholders. The SpinCo Cash Distribution is expected to be paid using proceeds from approximately $4.0 billion of new indebtedness to be incurred by SpinCo prior to the Distribution. The Company is expected to assume all indebtedness incurred by SpinCo in connection with the payment of the SpinCo Cash Distribution upon completion of the Merger. Based on information available through the date of this report, if the transaction closes, the Company estimates it will incur transaction-related expenses and financing fees of approximately $140 million in total.

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

In 2025, the U.S. government issued varying levels of tariffs on all imported goods into the U.S., including a baseline 10% tariff, subject to certain exceptions, which have also prompted retaliatory tariffs by a number of countries, including tariffs and export restrictions on certain manufacturing components imposed by China and tariffs pursuant to trade agreements the U.S. has entered into with certain countries. In addition, a number of new tariffs have been threatened, and the U.S. and other countries continue to negotiate trade arrangements and tariff levels. In August 2025, the U.S. Court of Appeals for the Federal Circuit ruled against certain of the U.S. tariffs that have been implemented. The U.S. government has appealed this ruling, and the U.S. Supreme Court has agreed to hear the case, with oral arguments anticipated in November 2025.

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

In addition to changes in trade policy, the new U.S. administration has implemented a number of other regulatory, policy and personnel changes, including the elimination, downsizing and reduced funding of certain government agencies and programs and the cancellation or delay of government contracts and research grants, each of which may be exacerbated by the U.S. government shutdown that began in October 2025. In addition, the administration has changed the composition of and guidance from advisory panels on healthcare practices.

Financial Overview

The Company’s operating results are as follows for the three and nine months ended September 27, 2025 and September 28, 2024 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 27, 2025	September 28, 2024	% change	September 27, 2025	September 28, 2024	% change
Revenues:
Product sales	$499,964	$462,011	8%	$1,373,894	$1,273,306	8%
Service sales	299,923	278,294	8%	859,030	812,367	6%

Total net sales	799,887	740,305	8%	2,232,924	2,085,673	7%
Costs and operating expenses:
Cost of sales	327,806	301,655	9%	925,958	851,685	9%
Selling and administrative expenses	214,229	169,097	27%	590,367	516,880	14%
Research and development expenses	53,643	45,336	18%	148,813	136,113	9%
Purchased intangibles amortization	12,095	11,759	3%	35,714	35,337	1%
Litigation provision	—	1,326	* *	—	11,568	* *

Operating income	192,114	211,132	(9%)	532,072	534,090	—
Operating income as a % of sales	24.0%	28.5%		23.8%	25.6%
Other (expense) income, net	(70)	(338)	(79%)	778	1,619	(52%)
Interest expense, net	(21,925)	(17,177)	28%	(42,153)	(57,824)	(27%)

Income before income taxes	170,119	193,617	(12%)	490,697	477,885	3%
Provision for income taxes	21,196	32,114	(34%)	73,282	71,449	3%

Net income	$148,923	$161,503	(8%)	$417,415	$406,436	3%

Net income per diluted common share	$2.50	$2.71	(8%)	$7.00	$6.83	2%

**	Percentage not meaningful

The Company’s net sales increased 8% in the third quarter of 2025, as compared to the third quarter of 2024 and 7% for the first nine months of 2025 as compared to the first nine months of 2024. The effect of foreign currency translation had minimal impact on total sales growth for both the third quarter and first nine months of 2025. The net sales growth in the third quarter and first nine months of 2025 was driven by strong customer demand for the Waters Division products and services across most major geographies, end markets and product lines.

Instrument system sales increased 6% for each of the third quarter and first nine months of 2025, respectively, primarily driven by broad-based higher customer demand for our instrument systems in most regions of the world. Foreign currency translation had minimal impact on instrument system sales growth for each of the third quarter of 2025 and first nine months of 2025.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 10% and 8% for the third quarter and first nine months of 2025, respectively, with foreign currency translation increasing sales growth by 1% for the third quarter of 2025 and having a minimal impact on sales growth for the first nine months of 2025. Service revenues increased 8% and 6% for the third quarter and first nine months of 2025, respectively. Chemistry sales growth increased 14% and 11% for the third quarter and first nine months of 2025, respectively. The double-digit chemistry sales growth can be attributed to the uptake in columns and application-specific testing kits to pharmaceutical customers.

Operating income decreased 9% for the third quarter of 2025 primarily due to the impact of the higher sales volume being offset by the change in sales mix, merit increases and approximately $31 million of transaction and integration costs associated with the Merger. In addition, operating income for the third quarter of 2025 included the impact of $6 million of expenses associated with the Company’s new ERP system implementation.

Operating income decreased by less than 1% for the first nine months of 2025, due to the impact of the higher sales volume and the absence of severance-related costs associated with a workforce reduction in China and certain litigation settlements incurred in 2024, being partially offset by merit increases and $45 million of transaction and integration costs associated with the Merger. In addition, operating income for the first nine months of 2025 also includes the impact of $14 million of expenses associated with the Company’s new ERP system implementation. The effect of foreign currency translation decreased operating income by $9 million.

In the third quarter and first nine months of 2025, the Company’s interest expense included approximately $14 million of financing costs paid by the Company on behalf of SpinCo in connection with financing activities related to the Merger.

The Company generated $488 million and $522 million of net cash from operating activities in the first nine months of 2025 and 2024, respectively. The first nine months of 2025 included an increase of $24 million more in tax payments associated with the final 2018 Tax Reform Transition payment; $14 million of costs related to the implementation of the Company’s new ERP system; and $14 million of payments made in connection with merger transaction and integration costs. Net cash used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $74 million and $90 million in the first nine months of 2025 and 2024, respectively, as well as $35 million used for the Halo Labs acquisition in the second quarter of 2025.

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

In connection with the Merger Agreement to purchase BD’s Biosciences & Diagnostic Solutions business, the Company and a financial institution executed a 364-day bridge facility commitment letter in July of 2025, pursuant to which such financial institution has committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement. The bridge facility is expected to be replaced with permanent financing, which may include a delayed draw term loan facility.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and nine months ended September 27, 2025 and September 28, 2024 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2025	September 28, 2024	% change	September 27, 2025	September 28, 2024	% change
Net Sales:
Asia:
China	$113,513	$100,049	13%	$321,516	$285,899	12%
Asia Other	156,201	151,280	3%	434,914	410,420	6%

Total Asia	269,714	251,329	7%	756,430	696,319	9%
Americas:
United States	245,255	236,182	4%	690,645	670,952	3%
Americas Other	47,557	42,954	11%	138,444	123,823	12%

Total Americas	292,812	279,136	5%	829,089	794,775	4%
Europe	237,361	209,840	13%	647,405	594,579	9%

Total net sales	$799,887	$740,305	8%	$2,232,924	$2,085,673	7%

Geographically, the increase in the Company’s sales in the third quarter and first nine months of 2025 was broad-based across most major regions. Sales growth in China increased 13% and 12% in the third quarter and first nine months of 2025, respectively. In the third quarter and first nine months of 2025, foreign currency translation increased Europe’s sales growth by 8% and 4%, respectively, and decreased Asia’s sales growth by 5%.

Sales by Trade Class

Net sales by customer class are presented below for the three and nine months ended September 27, 2025 and September 28, 2024 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2025	September 28, 2024	% change	September 27, 2025	September 28, 2024	% change
Pharmaceutical	$479,776	$430,138	12%	$1,332,795	$1,220,092	9%
Industrial	235,669	227,740	3%	676,689	644,459	5%
Academic and government	84,442	82,427	2%	223,440	221,122	1%

Total net sales	$799,887	$740,305	8%	$2,232,924	$2,085,673	7%

During the third quarter of 2025, sales to pharmaceutical customers increased 12%, driven by sales growth in most regions. Foreign currency translation increased pharmaceutical sales growth by 1%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 3% in the third quarter of 2025, primarily driven by the broad-based sales growth in most regions except for the U.S., where industrial sales declined by 9% on lower demand for TA instrument systems. Foreign currency translation decreased industrial sales growth by 1%. Combined sales to academic and government customers increased 2% in the third quarter of 2025, with foreign currency translation increasing sales growth by 1%.

During the first nine months of 2025, sales to pharmaceutical customers increased 9%, primarily driven by broad-based growth across all regions, with foreign currency translation decreasing pharmaceutical sales growth by 1%. Combined sales to industrial customers increased 5%, with foreign currency having minimal impact on sales growth. Sales to our academic and government customers increased 1% and are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the three and nine months ended September 27, 2025 and September 28, 2024 (dollars in thousands):

	Three Months Ended
	September 27, 2025	% of Total	September 28, 2024	% of Total	% change
Waters instrument systems	$281,909	40%	$265,273	40%	6%
Chemistry consumables	158,480	22%	138,935	22%	14%

Total Waters product sales	440,389	62%	404,208	62%	9%
Waters service	272,986	38%	251,444	38%	9%

Total Waters net sales	$713,375	100%	$655,652	100%	9%

	Nine Months Ended
	September 27, 2025	% of Total	September 28, 2024	% of Total	% change
Waters instrument systems	$747,099	38%	$691,760	38%	8%
Chemistry consumables	461,102	23%	414,227	22%	11%

Total Waters product sales	1,208,201	61%	1,105,987	60%	9%
Waters service	781,308	39%	734,125	40%	6%

Total Waters net sales	$1,989,509	100%	$1,840,112	100%	8%

Waters products and services sales increased 9% and 8% for the third quarter and first nine months of 2025, respectively, with foreign currency translation having minimal impact on the third quarter of 2025 and decreasing sales growth by 1% for the first nine months of 2025.

Waters instrument system sales increased by 6% and 8% for the third quarter and first nine months of 2025, respectively, due to higher customer demand for our instrument systems led by the increase in sales of LC-MS instrument systems. The effect of foreign currency translation had minimal impact on sales growth for the third quarter and decreased sales growth by 1% for the first nine months of 2025.

Waters chemistry consumables sales grew 14% and 11% for the third quarter and first nine months of 2025, respectively, and was primarily due to the continued demand in most major geographies, driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Foreign currency translation increased chemistry consumable sales by 1% in the third quarter of 2025 and had minimal impact on the first nine months of 2025.

Waters service sales increased 9% and 6% for the third quarter and first nine months of 2025, respectively, due to higher service demand billing in most major regions, with the effect of foreign currency translation increasing service sales by 1% for the third quarter of 2025 and decreasing service sales by 1% for the first nine months of 2025.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the three and nine months ended September 27, 2025 and September 28, 2024 (dollars in thousands):

	Three Months Ended
	September 27, 2025	% of Total	September 28, 2024	% of Total	% change
TA instrument systems	$59,575	69%	$57,803	68%	3%
TA service	26,937	31%	26,850	32%	—

Total TA net sales	$86,512	100%	$84,653	100%	2%

	Nine Months Ended
	September 27, 2025	% of Total	September 28, 2024	% of Total	% change
TA instrument systems	$165,693	68%	$167,319	68%	(1%)
TA service	77,722	32%	78,242	32%	(1%)

Total TA net sales	$243,415	100%	$245,561	100%	(1%)

TA sales increased 2% and decreased 1% for the third quarter and first nine months of 2025, respectively, due to lower customer demand for TA instrument systems primarily driven by a 9% and 14% decrease in U.S. sales in the third quarter and first nine months of 2025, respectively. Foreign currency translation increased sales growth by 1% for each of the third quarter and first nine months of 2025, respectively.

Cost of Sales

Cost of sales increased 9% in each of the third quarter and first nine months of 2025. The increase is primarily due to higher sales volume. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms.

Selling and Administrative Expenses

Selling and administrative expenses increased 27% and 14% in the third quarter and first nine months of 2025, respectively, primarily due to an increase in merit compensation as well as $27 million and $41 million of transaction and integration costs associated with the Merger in the third quarter and first nine months of 2025, respectively. In addition, 2025 included $6 million and $14 million of expenses associated with the Company’s new ERP system implementation for the third quarter and first nine months of 2025, respectively. The effect of foreign currency translation had minimal impact on selling and administrative expenses for the third quarter and first nine months of 2025.

As a percentage of net sales, selling and administrative expenses were 26.8% and 26.4% for the third quarter and first nine months of 2025, respectively, and 22.8% and 24.8% for the third quarter and first nine months of 2024, respectively.

Research and Development Expenses

Research and development expenses increased 18% and 9% in the third quarter and first nine months of 2025, respectively. The increase in these periods was primarily driven by merit compensation; costs associated with the development of new product and technology initiatives; and $4 million of transaction and integration costs associated with the Merger. The impact of foreign currency exchange decreased expenses by 2% and 1% for the third quarter and first nine months of 2025, respectively.

Litigation Provisions

The Company recorded $12 million of patent litigation settlement provisions and related costs in the first nine months of 2024. No litigation provisions were recorded by the Company in the first nine months of 2025.

Interest Expense, net

Interest expense, net increased $5 million and decreased $16 million in the third quarter and first nine months of 2025, respectively. The increase in the third quarter of 2025 is primarily a result of $14 million costs paid by the Company on behalf of SpinCo in connection with financing fees associated with financing activities related to the Merger. The decrease in the first nine months of 2025 is primarily a result of lower average outstanding debt as compared to the third quarter of 2024. The average outstanding debt in these periods was impacted by the timing of the repayment of outstanding debt.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of September 27, 2025. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $2 million and $9 million and increased the Company’s net income per diluted share by $0.03 and $0.15 for the third quarter of 2025 and 2024, respectively.

The Company’s effective tax rate for the third quarter of 2025 and 2024 was 12.5% and 16.6%, respectively. The decrease in the effective tax rate can be primarily attributed to the impact of discrete tax benefits in the current year and differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The Company’s effective tax rate for the first nine months of 2025 and 2024 was 14.9% and 15.0%, respectively. The decrease in the effective tax rate can be attributed to the impact of differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the third quarter and first nine months of 2025. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Tax Bill Act, enacting changes to the United States federal tax code, including adjustments to effective tax rates on certain types of income and certain deduction limitations. The OBBB did not have a material impact on the Company’s financial position, results of operations and cash flows for the three and nine months ended September 27, 2025. The Company will continue to monitor the impact of this Act in future periods.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Net income	$417,415	$406,436
Depreciation and amortization	153,696	143,250
Stock-based compensation	39,625	32,993
Deferred income taxes	(17,274)	(1,967)
Change in accounts receivable	26,122	27,457
Change in inventories	(65,956)	(2,032)
Change in accounts payable and other current liabilities	(114,249)	36,485
Change in deferred revenue and customer advances	34,071	37,972
Other changes	14,552	(158,610)

Net cash provided by operating activities	488,002	521,984
Net cash used in investing activities	(110,120)	(91,910)
Net cash used in financing activities	(240,541)	(503,097)
Effect of exchange rate changes on cash and cash equivalents	(3,578)	8,461

Increase (decrease) in cash and cash equivalents	$133,763	$(64,562)

Cash Flow from Operating Activities

Net cash provided by operating activities was $488 million and $522 million during the first nine months of 2025 and 2024, respectively. The decrease in 2025 operating cash flow was primarily a result of higher net income being offset by an increase of $24 million in tax payments associated with the final 2018 Tax Reform Transition payment as compared to the prior year; $34 million of costs related to the implementation of the Company’s new ERP system; and $14 million of payments made in connection with merger transaction and integration costs. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to the timing of payments made by customers and timing of sales. Days sales outstanding was 85 days at September 27, 2025 and 82 days at September 28, 2024.

•

The increase in inventory can primarily be attributed to higher tariffs on material costs as well as an increase in safety stock levels to help navigate tariffs and mitigate any future supply chain issues.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $110 million and $92 million in the first nine months of 2025 and 2024, respectively. Additions to fixed assets and capitalized software were $74 million and $90 million in the first nine months of 2025 and 2024, respectively.

On May 20, 2025, the Company completed the acquisition of Halo Labs for a total purchase price of $35 million in cash, net of cash acquired. Halo Labs is an innovator of specialized imaging technologies to detect, identify and count interfering materials in therapeutic products, such as cell, protein and gene therapies.

Cash Flow from Financing Activities

On May 22, 2025, the Company and certain of its subsidiaries, as guarantors, entered into an Amendment and Restatement Agreement in respect of that certain Amended and Restated Credit Agreement, dated as of September 17, 2021 and amended as of March 3, 2023, with the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the Company, among other things, reduced the aggregate total borrowing capacity of its existing senior unsecured revolving credit facility by up to $200 million for an aggregate principal amount of up to $1.8 billion. The Credit Facility will mature on May 22, 2030 subject to the Company’s ability to request, subject to customary conditions, a one-year extension to which each lender may, in its discretion, agree. As of September 27, 2025, the Company had a total of $1.4 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $200 million borrowed under its Credit Facility. The Company’s net debt borrowings decreased by $220 million and $530 million during the first nine months of 2025 and 2024, respectively.

Concurrently with the execution of the Merger Agreement, the Company and a financial institution executed a 364-day bridge facility commitment letter, pursuant to which such financial institution has committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement, on the terms and conditions set forth therein. The bridge facility is expected to be replaced with permanent financing, which may include a delayed draw term loan facility. The Company incurred $5 million of financing costs that are being amortized over the term of the bridge facility. In addition, in connection with financing activities related to the Merger, the Company paid $14 million of financing costs on behalf of SpinCo. These financing costs were expensed in the three and nine months ended September 27, 2025.

As of September 27, 2025, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $730 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $8 million during both the first nine months of 2025 and 2024. The Company anticipates that these swap agreements will lower net interest expense by approximately $10 million in 2025.

In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2025 or 2024. The Company repurchased $15 million and $13 million of common stock related to the vesting of restricted stock units during the first nine months of 2025 and 2024, respectively.

The Company received $16 million and $25 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first nine months of 2025 and 2024, respectively.

The Company had cash, cash equivalents and investments of $459 million as of September 27, 2025. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $339 million held by foreign subsidiaries as of September 27, 2025, of which $285 million was held in currencies other than U.S. dollars.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025. The Company reviewed its contractual obligations and commercial commitments as of September 27, 2025 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide ERP system. The Company anticipates spending approximately $130 million on the ERP implementation. The Company expects to use existing cash and its Credit Facility to fund the ERP implementation. For the first nine months of 2025, the Company has incurred $20 million of capitalized costs included in other assets and $14 million of operating costs included in the consolidated statement of operations for the ERP system implementation.

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

Concurrently with the execution of the Merger Agreement, the Company and certain financial institutions executed a 364-day bridge facility commitment letter, pursuant to which such financial institutions have committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement, on the terms and conditions set forth therein. The bridge facility is expected to be replaced with permanent financing, which may include a delayed draw term loan facility. Based on information available through the date of this report, if the Merger closes, the Company estimates it will incur transaction-related expenses and financing fees of approximately $140 million in total.

The Merger Agreement also contains specified termination rights for the Company and BD, including a right allowing the Company or BD to terminate the Merger Agreement if the Merger has not been consummated on or prior to July 13, 2026 (which date may be extended to October 13, 2026 in the event that required regulatory approvals have not been received). Additionally, the Merger Agreement requires the Company to pay BD a termination fee of $733 million if the Merger Agreement is terminated under certain circumstances.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended September 27, 2025. The Company did not make any changes in those policies during the nine months ended September 27, 2025.

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

•

the risk that the Merger may not be completed on the terms or in the time frame expected by the Company, due to such factors as delays in obtaining regulatory approvals due to the U.S. government shutdown that began in October 2025, or at all;

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

•

current global economic, sovereign and political conditions and uncertainties, including the impact of the U.S. government shutdown that began in October 2025; the effect of new or proposed tariff or trade regulations, as well as other new or changed domestic and foreign laws, regulations and policies (or new interpretations thereof); inflation and interest rates; the impacts and costs of war, in particular as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East; and the possibility of further escalation resulting in new geopolitical and regulatory instability;

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 27, 2025 and December 31, 2024, $339 million out of $459 million and $275 million out of $325 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $285 million out of $459 million and $226 million out of $325 million of cash and cash equivalents were held in currencies other than the U.S. dollar at September 27, 2025 and December 31, 2024, respectively. As of September 27, 2025, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash and cash equivalents held in currencies other than the U.S. dollar as of September 27, 2025 would decrease by approximately $29 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of September 27, 2025 would increase pre-tax earnings by approximately $2 million. Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of September 27, 2025 would increase by approximately $78 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity. The related impact on interest income would not have a material effect on pre-tax earnings.

There have been no other material changes in the Company’s market risk during the nine months ended September 27, 2025. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2025 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 27, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:
Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the nine months ended September 27, 2025 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.
Item 1A:
Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025. The Company reviewed its risk factors as of September 27, 2025 and determined that, except as set forth below, there were no material changes from the ones set forth in the Annual Report on Form 10-K. Furthermore, note the discussion of certain factors under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may have a material adverse effect on the Company’s business, financial condition and operating results.
RISKS RELATED TO THE MERGER
The consummation of the Merger is subject to significant risks and uncertainties and may not be consummated on the expected terms, if at all. Further, our failure to successfully integrate BD’s Biosciences and Diagnostic Solutions business within the expected timeline could adversely affect the combined company’s future results.
On July 13, 2025, the Company entered into the Merger Agreement and the Separation Agreement to purchase and combine BD’s Biosciences & Diagnostic Solutions business with the Company. The transaction is structured as a Reverse Morris Trust transaction, where BD’s Biosciences & Diagnostic Solutions business will be spun off to BD shareholders (such spin-off, the “Spin-Off”) and simultaneously merged with a wholly owned subsidiary of the Company. Consummation of the Merger is subject to receipt of required regulatory approvals, approval from the Company’s shareholders, the receipt of a private letter ruling from the Internal Revenue Service (the “IRS”) and satisfaction of other customary closing conditions. As a result, there can be no assurance that the Merger will be consummated on the expected terms, in accordance with the Company’s anticipated timeline, or at all. Any delay in consummation of the Merger, such as delays in obtaining regulatory approvals due to the U.S. government shutdown that began in October 2025, could result in increased transaction costs and professional fees and could cause disruptions to the Company’s business or business relationships, which could have an adverse impact on the Company’s results of operations. Additionally, if the Merger Agreement is terminated under certain circumstances prior to the consummation of the Merger, the Company will be required to pay BD a termination fee of $733 million.
In order to preserve the tax-free nature of the Spin-Off, the exchange ratio for the Merger (the “Exchange Ratio”) may be adjusted and increased if necessary, on the terms and subject to the conditions set forth in the Merger Agreement. In the event that the Exchange Ratio is adjusted upwards, the Company may issue a special dividend to the shareholders of the Company (the “Waters Special Dividend”) and/or the cash distribution to be paid to BD’s shareholders (the “SpinCo Cash Distribution”) may be decreased to account for the value of the additional shares issued to the Company’s shareholders. In addition, the grant of the IRS ruling is within the discretion of the IRS. We can offer no assurance concerning the extent of our and BD’s overlapping shareholdings at any closing of the Merger or assurance that the IRS ruling will be received. As a result, we can offer no assurance regarding the number of shares of common stock of the Company (the “Company Common Stock”) that may be issued in connection with the Merger. Any issuance of shares of Company Common Stock to shareholders of BD will dilute the ownership and voting interests of the Company’s existing shareholders. In addition, the Company’s stock price has been volatile since the announcement of the Merger, and it may continue to fluctuate significantly in response to the pendency of the Merger and any developments related thereto.

If consummated, the success of the Merger will depend, in significant part, on the successful integration of BD’s Biosciences and Diagnostic Solutions business with the business of the Company and our ability to grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the Merger. Difficulties in integrating the practices and operations of these two businesses may result in the combined company performing differently than expected, operational challenges or the delay or failure to realize anticipated benefits and synergies and could have an adverse effect on the Company’s business, financial condition, results of operations and/or cash flows.
The amount of debt that the Company may incur and/or assume in connection with the Merger is uncertain and may be substantial.
The SpinCo Cash Distribution is expected to be paid using proceeds from approximately $4.0 billion of new indebtedness to be incurred by SpinCo prior to the Distribution. The Company is expected to assume all indebtedness incurred by SpinCo in connection with the payment of the SpinCo Cash Distribution upon completion of the Merger. Additionally, as part of the Merger, the Company may be required to pay the Waters Special Dividend to the Company’s shareholders in an amount ranging from zero to approximately $1.8 billion, depending on the number of shares of Company Common Stock that may be issued in connection with the Merger. If the Waters Special Dividend is paid, the Company expects to fund it with new indebtedness and has entered into a 364-day bridge facility commitment letter with a financial institution in this regard, which is described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flow from Financing Activities.” The size of the Waters Special Dividend that will ultimately be declared is uncertain and will remain so until the closing of the Merger. The Company’s substantially increased indebtedness following the consummation of the Merger may have the effect of, among other things, reducing the Company’s flexibility to respond to changing business and economic conditions, lowering its credit ratings, increasing its borrowing costs and/or requiring the Company to reduce or delay investments, strategic acquisitions and capital expenditures or seek additional capital to refinance its indebtedness.
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This program replaced the remaining amounts available under the pre-existing authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it expired on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. In December 2023, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2025. In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. As of September 27, 2025, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

The following table summarizes the Company’s stock repurchase activity for the three months ended September 27, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
June 29, 2025 to July 26, 2025	200	$297.32	—	$961,207
July 27, 2025 to August 23, 2025	58	$289.40	—	$961,207
August 24, 2025 to September 27, 2025	464	$296.25	—	$961,207

Total	722	$296.00	—	$961,207

(1)	All shares repurchased as referenced in the table above related to the vesting of restricted stock during the three months ended September 27, 2025.
Item 5:
Other Information
Insider Trading Arrangements and Related Disclosures
During the nine months ended September 27, 2025, none
 of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

4
6

Item 6: Exhibits

Exhibit Number	Description of Document

2.1	Separation Agreement, dated as of July 13, 2025, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (incorporated by reference to the Registrant’s Report on Form 8-K dated July 14, 2025 (File No. 001-14010)). †

2.2	Agreement and Plan of Merger, dated as of July 13, 2025, by and among Waters Corporation, Becton, Dickinson and Company, Beta Merger Sub, Inc. and Augusta SpinCo Corporation (incorporated by reference to the Registrant’s Report on Form 8-K dated July 14, 2025 (File No. 001-14010)). †

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), (v) the Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

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

Date: November 4, 2025