Form 10-K
period 2025-12-31
WATERS CORP /DE/
filed 2026-02-23
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
of the Act). Yes ☐ No ☑
State the aggregate market value of the registrant’s common stock held by non-aff
iliat
es
of the registrant as of June 28, 2025: $20,973,515,517.
Indicate the number of shares outstanding of the registrant’s common stock as of February
1
9, 2026: 98,101,871
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

The Company’s products are used by pharmaceutical, clinical, biochemical, industrial, nutritional safety, environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS technology, principally in conjunction with chromatography, is employed in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TA Instruments (“TA”) product line. These instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.

Waters Corporation, organized as a Delaware corporation in 1991, is a holding company that owns all of the outstanding common stock of Waters Technologies Corporation, its operating subsidiary. Waters Corporation became a publicly traded company with its initial public offering (“IPO”) in November 1995. Since the IPO, the Company has added four significant and complementary technologies to its range of products with the acquisitions of TA Instruments in May 1996, Micromass Limited in September 1997, Wyatt Technology in May 2023 and the BDS Business (as defined below) in February 2026.

Acquisition of BD Biosciences & Diagnostic Solutions Businesses

On February 9, 2026, the Company completed the acquisition (the “BDS Business Acquisition”) of the Biosciences and Diagnostic Solutions businesses (the “BDS Business”) of Becton, Dickinson and Company (“BD”), for a total purchase price, including assumed debt, of $16.8 billion. This transformative combination establishes an innovative global leader in life sciences and diagnostics, enhancing the Company’s scale, broadening its capabilities and expanding its presence across attractive end markets. Following the BDS Business Acquisition, the Company now offers products for the safe collection and transport of diagnostics specimens, and instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections and cancers through BD’s former Life Sciences business segment, as well as immunology and cancer research solutions and related clinical diagnostics, including flow cytometry instruments and reagents, and innovative multiomics tools through BD’s former Biosciences and Diagnostic Solutions business units. Following the closing of the BDS Business Acquisition, the Company has reorganized the existing and new divisions into the following four segments: Waters Analytical Sciences, Waters Biosciences, Waters Advanced Diagnostics and Waters Materials Sciences.

The transaction was structured as a Reverse Morris Trust transaction.

Pursuant to the BDS Business Acquisition:

(i)

BD transferred all of the rights, titles and interests to and under certain assets and liabilities relating to the BDS Business to Augusta SpinCo Corporation (“SpinCo”), a subsidiary of BD incorporated in connection with the transaction (the “Spin-Off”);

(ii)

BD distributed to its shareholders all of the issued and outstanding shares of common stock, $0.01 par value per share, of SpinCo (“SpinCo Common Stock”) held by BD by way of a pro rata distribution (the “Distribution”); and

(iii)

following the Distribution, a subsidiary of the Company (“Merger Sub”) was merged with and into SpinCo, with SpinCo as the surviving entity (the “Merger”), and all SpinCo Common Stock was converted into the right to receive 38,541,852 shares of common stock, $0.01 par value per share, of the Company (“Company Common Stock”).

As a result of the BDS Business Acquisition, SpinCo became a wholly owned subsidiary of Waters. Upon closing of the BDS Business Acquisition, BD’s shareholders owned approximately 39.2% of the combined company and existing shareholders of the Company owned approximately 60.8% of the combined company.

In connection with the BDS Business Acquisition, BD received a cash distribution of approximately $4.0 billion from SpinCo prior to the completion of the transaction (the “SpinCo Cash Distribution”). To fund the SpinCo Cash Distribution, SpinCo incurred approximately $4.0 billion of new indebtedness substantially concurrently with the completion of the transaction, which indebtedness was assumed by Waters as a result of the transaction.

Business Segments

The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker. Based on the evaluation of the Company’s business as conducted in 2025, the Company determined that it has two operating segments: Waters and TA. The Waters operating segment is primarily in the business of designing, manufacturing, selling and servicing LC and MS instrument systems, columns and other precision chemistry consumables that can be integrated and used along with other analytical instruments. The TA operating segment is primarily in the business of designing, manufacturing, selling and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two operating segments have similar economic characteristics: product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Operations of the Wyatt business are part of the Waters operating segment.

Following the closing of the BDS Business Acquisition in February 2026, the Company has reorganized the existing and new business units into the following four segments: Waters Analytical Sciences, Waters Biosciences, Waters Advanced Diagnostics and Waters Materials Sciences. The Company will evaluate its business activities as currently organized to determine its operating segments and reporting segments for future reporting periods.

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

In 2024, the Company introduced HPLC CONNECT software, an all-in-one software platform that enables full digital synchronization between Waters high- and ultra-performance liquid chromatography (HPLC/UPLC) systems and multi-angle light-scattering instruments (MALS) from its Wyatt Technology portfolio. The software delivers ease-of-use, greater efficiency, and higher confidence for scientists performing size exclusion chromatography and MALS (SEC-MALS) analyses for complex and critical biopharmaceutical innovations, including antibody drug conjugates, other complex protein conjugates, and gene therapies. In 2025, Waters integrated the MALS instruments with its Empower Software for improved Biologics quality control and simplified regulatory compliance. Also, in 2025 Waters acquired Halo Labs an innovator of specialized imaging technologies to detect, identify, and count interfering materials (particles) in therapeutic products, such as cell, protein and gene therapies. The addition of the Halo Labs product portfolio compliments and expands our particle analysis capabilities beyond what can be achieved with Wyatt’s multi-angle light scattering technology alone.

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

The Company also introduced the AllianceTM iS HPLC System, the next-generation intelligent HPLC System, designed to reduce compliance risk by adding new levels of proactive error detection, troubleshooting and ease-of-use. When combined with Waters compliance-ready EmpowerTM Chromatography Software and eConnectTM HPLC Columns, the Alliance iS HPLC System streamlines the task of making accurate and precise measurements by detecting and eliminating common errors. In doing so, the Alliance iS HPLC System helps quality control laboratories to consistently meet quality, safety, compliance and on-time product delivery goals. This system also integrates with the cloud-native waters_connectTM System Monitoring Software enabling real-time monitoring of the Alliance iS HPLC System and any other chromatography instruments controlled by Empower Software. Laboratory managers can view the live status of their HPLC instrument fleet from anywhere and at any time to further improve equipment utilization and overall productivity. In addition, Waters introduced the new bioprocess walk-up solutions designed to further simplify biologic sample preparation and analysis. This solution eliminated the need to send bioreactor samples to a central laboratory for analysis making it even easier to accelerate upstream bioprocess development by up to six weeks over traditional methods. In 2025 Waters expanded the Alliance iS to include the Alliance iS Bio HPLC which includes photodiode array detector that enhance spectral insights for biopharma & quality control customers when combined our MaxPeak Premier columns and Waters enhanced the Alliance iS system software to include a smart HPLC authenticated user access verification touchscreen for superior security.

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

In 2025, the Company introduced the BioResolve™ Protein A Affinity Columns with MaxPeak™ Premier Technology, providing precise titer measurements. This launch marks the first set of affinity chromatography columns that Waters has brought to market, in a groundbreaking move as the Company continues to release new products that solve unmet needs in large molecule separations. The new columns enable earlier access to results in upstream bioprocessing, faster method optimization in downstream development for biologics, and a new level of agility in the discovery, optimization, and manufacturing of antibody-based drug products. The BioResolve Protein A Affinity Columns have been designed to provide up to 7x improvements in sensitivity compared to the market leader. The novel, non-porous 3.5 µm particles allow accurate quantitation of antibody titers at lower concentrations and with less sample. In addition, the columns have been designed to couple with size exclusion chromatography columns to measure titer concentrations and aggregate analysis in a single run on any LC system.

Additionally in 2025, Waters launched the Charged Aerosol Detector which was specifically designed for use with Waters Empower Software, the world’s most trusted chromatography data system. The Charged Aerosol Detector delivers sensitive, consistent, and reproducible measurements of analytes with little or no UV absorption, including sugars, lipids, impurities and excipients, often without the need for sample pre-treatment and is ideal for characterizing materials from small molecules and biopharmaceutical formulations to food additives, nutrients and environmental pollutants.

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

Based upon 2024 reports from independent marketing research firms and publicly disclosed sales figures from competitors, the Company believes that it is one of the world’s largest manufacturers and distributors of LC and LC-MS instrument systems, chromatography columns and other consumables and related services.

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

Also in 2025, the Company introduced the Xevo TQ Absolute XR Mass Spectrometer, the Company’s most sensitive, robust, and reliable benchtop tandem quadrupole. Notably, the product exceeds the performance capabilities of the Xevo TQ Absolute, which itself set the benchmark in the industry for tandem quadrupole sensitivity, particularly in areas such as pharmaceutical quantitation and PFAS detection. Tailored for high-throughput applications in pharmaceutical companies, contract testing organizations, and government laboratories, the new system is designed to deliver exceptional performance for the most sensitive trace-level analyses in complex matrices, while maximizing system uptime and efficiency. The Xevo TQ Absolute XR Mass Spectrometer offers significant operational efficiencies. It uses up to 50% less power and nitrogen gas, produces 50% less heat than any other high-performing tandem or triple quadrupole on the market, and takes up to 50% less bench space, making it the ideal system for laboratories striving to reduce their environmental footprint without compromising throughput or performance.

In 2025, the Company introduced the Waters Xevo Charge Detection Mass Spectrometer (“CDMS”), delivering unmatched measurement and characterization for the broadest range of mega-mass biomolecules central to next-generation therapeutics and structural biology. The Waters Xevo CDMS provides confident analysis of new modalities, like empty, partial and full viral vector capsids, using up to 100-fold less sample volume than that required by current techniques, and delivering results in less than ten minutes, even at concentrations as low as 1010 vp/mL. This new capability paves the way for real-time characterization of gene therapies during process development — ultimately improving the safety and efficacy of advanced therapies. Additionally, CDMS absolves the need for deconvolution or digestion approaches to achieve simple and accurate analysis of complex molecules.

Waters Services

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

The servicing and support of instruments, software and accessories is an important source of revenue and represented over 35% of sales for Waters in 2025. These revenues are derived primarily through the sale of support plans, demand services, spare parts, customer performance validation services and customer training. Support plans typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.

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

In 2025, TA introduced the ElectroForce™ Apex 1 Mechanical Testing Instrument, specially designed for increased versatility, speed, and ease of use to support precise tensile and fatigue testing of high performance and lightweight polymers and composites. The ElectroForce Apex 1 Instrument’s motor stroke range is at least 43% greater than the competition, providing laboratories and manufacturers the versatility to perform monotonic and fatigue testing across a greater variety of materials. The increased motor stroke range also speeds testing by up to 30%, which can reduce costs early in development by helping users to identify and eliminate weaknesses in material selection and design, before the validation or post-launch phase.

TA Service

Similar to Waters, the servicing and support of TA’s instruments is an important source of revenue and represented more than 25% of sales for TA in 2025. TA operates independently from the Waters operating segment, though many of its overseas offices are jointly occupied with Waters to achieve operational efficiencies. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of support plans, replacement parts and billed labor fees associated with the repair, maintenance and upgrade of installed systems.

Global Customers

The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of academic, governmental and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (“CROs”) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to universities and governmental agencies worldwide. The Company’s technical sales and support staff members work closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2025, 59% of the Company’s net sales were to pharmaceutical accounts, 30% to other industrial accounts and 11% to academic institutions and governmental agencies. Although the Company transacts business with various government agencies, for fiscal year 2025, no government contract was of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the Company’s financial results.

The Company typically experiences seasonality in its orders that is reflected as an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year-end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2025, 2024 and 2023, no single customer accounted for more than 2% of the Company’s net sales.

Sales and Service

The Company has one of the largest direct sales and service organizations focused exclusively on the analytical workflows offered by the Company. Across these product technologies, using respective specialized sales and service workforces, the Company serves its customer base with 82 sales offices throughout the world as of December 31, 2025 and approximately 4,300, 4,200 and 4,300 field representatives in 2025, 2024 and 2023, respectively. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house and field-based technical support representatives work directly with customers, providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and geographic-specific internet websites and product literature and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

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

The Company is subject to rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which require disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2025, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2025 supply chain, and the Company plans to file its 2025 Form SD with the SEC in May 2026. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

In addition, the Company continues to monitor environmental, health and safety regulations in countries in which it operates throughout the world, in particular, European Union and China Restrictions on the use of certain Hazardous Substances in electrical and electronic equipment and European Union Waste Electrical and Electronic Equipment directives. Further information regarding these regulations is available on the Company’s website, www.waters.com, under the caption “About Waters / Corporate Governance.”

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that extend, complement and update its existing product offering. The Company’s research and development expenditures for 2025, 2024 and 2023 were $196 million, $183 million and $175 million, respectively.

Nearly all of the Company’s LC products have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2025, 2024 and 2023, there were approximately 1,200, 1,100 and 1,200 employees involved in the Company’s research and development efforts, respectively. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions. Despite the Company’s active research and development programs, there can be no assurance that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

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

Employees

The Company employed approximately 7,900, 7,600 and 7,900 employees at December 31, 2025, 2024 and 2023, respectively, with approximately 39% of the Company’s employees located in the United States. The

Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations.

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

In the markets served by Waters, the Company’s principal competitors include: Agilent Technologies, Inc., Shimadzu Corporation, Bruker Corporation, Danaher Corporation and Thermo Fisher Scientific Inc. In the markets served by TA, the Company’s principal competitors include: PerkinElmer, Inc., NETZSCH-Geraetebau GmbH, Malvern PANalytical Ltd., Spectris plc, Anton-Paar GmbH and others not identified here.

The market for consumable LC products, including separation columns, is highly competitive and generally more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column sorbents and small specialized companies that primarily pack purchased sorbents into columns and subsequently package and distribute columns. The Company believes that it is one of the few suppliers that processes silica and polymeric resins, packs columns and distributes its own products. The Company competes in this market on the basis of performance, reproducibility, reputation and, to a lesser extent, price. In recent years, the Company’s principal competitors for consumable products have included: Danaher Corporation, Merck KGaA, Agilent Technologies,

Inc., General Electric Company and Thermo Fisher Scientific Inc. The ACQUITY UPLC Instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC Columns and the Company believes that the expansion of the ACQUITY UPLC Instrument base will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC Columns and the ACQUITY UPLC Instruments.

In the markets served by the BDS Business, the Company’s principal competitors will include Danaher Corporation, Revvity, Inc., Cytek Biosciences, Inc., bioMérieux S.A and others not identified here.

Patents, Trademarks and Licenses

The Company owns a number of United States and foreign patents and has patent applications pending in the United States and abroad. Certain technology and software has been acquired or is licensed from third parties. The Company also owns a number of trademarks. The Company’s patents, trademarks and licenses are viewed as valuable assets to its operations. However, the Company believes that no single patent or group of patents, trademark or license is, in and of itself, essential to the Company such that its loss would materially affect the Company’s business as a whole.

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

The Company is sensitive to the growing global debate with respect to climate change. An internal sustainability working group develops increasingly robust data with respect to the Company’s utilization of carbon producing substances in an effort to continuously reduce the Company’s carbon footprint. In 2019, the Company published a sustainability report identifying the various actions and behaviors the Company adopted in 2018 concerning its commitment to both the environment and the broader topic of social responsibility. The Company has continued to publish a sustainability report (which was renamed the ESG Report in 2022) on an annual basis. In December 2025, the Company published its 2024 Sustainability Report, detailing the Company’s efforts to address its environmental impact and uphold its social responsibilities in 2024. See Item 1A, Risk Factors – The effects of climate change could harm the Company’s business – for more information on the potential significance of climate change legislation. See also Note 17 in the Notes to the Consolidated Financial Statements for financial information about geographic areas.

Available Information

The Company files or furnishes all required reports with the SEC. The Company is an electronic filer and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing website is http://www.sec.gov. The Company also makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The website address for Waters Corporation is http://www.waters.com and SEC filings can be found under the caption “Investors.” The Company is providing its website address solely for the information of investors. The Company does not intend the address to be an active link or to otherwise incorporate the contents of the website, including any reports that are noted in this annual report on Form 10-K (this “Annual Report”) as being posted on the website, into this Annual Report. Investors and others should note that we may announce material information to our investors using our investor relations website (ir.waters.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our Company, our business and other issues. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time.

Forward-Looking Statements

This Annual Report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	certain risks related to the BDS Business Acquisition, including, without limitation:

¡

failure to realize the anticipated benefits of the BDS Business Acquisition, including as a result of delay in integrating the businesses of the Company and SpinCo, on the expected timeframe or at all;

¡	the ability of the combined company to implement its business strategy and achieve revenue and cost synergies;

•	foreign currency exchange rate fluctuations potentially affecting translation of the Company’s future non-U.S. operating results, particularly when a foreign currency weakens against the U.S. dollar;

•

current global economic, sovereign and political conditions and uncertainties; the effect of new or proposed tariff or trade regulations, as well as other new or changed domestic and foreign laws, regulations and policies (or new interpretations thereof); inflation and interest rates; the impacts and costs of war, in particular as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East; and the possibility of further escalation resulting in new geopolitical and regulatory instability;

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

Item 1A: Risk Factors

Risk Factor Summary

Risks Related to the BDS Business Acquisition

•	The Company’s failure to successfully integrate the BDS Business within the expected timeline could adversely affect the Company’s future results.

•

The Company may incur additional costs and charges as a result of restructuring activities and such restructuring activities may be disruptive to the Company’s business and may not result in anticipated cost savings.

•

The amount of indebtedness that the Company assumed as a result of the BDS Business Acquisition is substantial and could adversely affect the Company’s operational flexibility and increase its borrowing costs.

•	The Company and SpinCo are required to abide by potentially significant restrictions that could limit the Company’s ability to undertake certain corporate actions that otherwise could be advantageous.

•	The Company may be unable to provide the same types and level of services to the BDS Business that historically have been provided by BD or may be unable to provide them at the same cost.

Risks Related to the Macroeconomic Conditions

•

The Company’s international operations may be negatively affected by political events, wars or terrorism, economic conditions, foreign currency fluctuation and regulatory changes which could have a material adverse effect on the Company’s results of operations or financial condition.

•	Global economic conditions may have an adverse effect on the demand for, and supply of, the Company’s products and harm the Company’s financial results.

•	Disruption in worldwide financial markets could adversely impact the Company’s access to capital and financial condition.

Risks Related to our Business

•	The Company’s financial results will be subject to changes in customer demand, which may decrease for a number of reasons, many beyond the Company’s control.

•

Competitors may introduce more effective or less expensive products than the Company’s, which could result in decreased sales. The competitive landscape may transform as a result of potential changes in ownership, mergers and continued consolidations among the Company’s competitors, which could harm the Company’s business.

•	Strategies for organic growth require developing new technologies and bringing these new technologies to market, which could negatively impact the Company’s financial results.

•	Reductions in customers’ research budgets or government funding may adversely affect the Company’s business.

•

Market dynamics, changes in reimbursement practices and coverage policies and third-party payer cost containment measures could affect the demand for the Company’s products and the prices at which they are sold.

•	Changes in government priorities as it relates to healthcare could affect the revenue earned by the Company and the costs for obtaining such revenue.

•	The Company’s growth can suffer if the markets into which it sells products and services decline, do not grow as anticipated or experience cyclicality.

•	Defects or quality issues associated with the Company’s products could adversely affect results of operations.

•

Issues and uncertainties related to the development, deployment and use of AI in the Company’s business operations and products may result in harm to the Company’s reputation, regulatory action or legal liability.

•	The Company may face risks associated with previous or future acquisitions, strategic investments, joint ventures and divestitures.

•

Disruption of operations, including at the Company’s manufacturing facilities, or disruption or failure of the Company’s key technology systems could have a material impact on the combined company’s business, results of operations and financial condition.

•	Failure to adequately protect intellectual property could have materially adverse effects on the Company’s results of operations or financial condition.

•	The Company’s business would suffer if the Company were unable to acquire adequate sources of supply.

•	The Company’s sales would deteriorate if the Company’s outside contractors failed to provide necessary components or modules or develop certain intellectual property.

•	The Company’s business could be harmed by actions of third-party sales intermediaries and other third parties that sell our products.

•

The Company is subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm its business by leading to a reduction in revenues associated with these customers.

•	The Company’s financial results may be subject to changing application of tax law and tax audit examinations.

•	The Company may be required to recognize impairment charges for our goodwill and other intangible assets.

Risks Related to Human Capital Management

•

The Company’s success is highly dependent on qualified and sufficient staffing. Our failure to attract or retain qualified personnel, including our senior management team and technical personnel, could lead to a loss of revenue or profitability.

•	The Company may be subject to labor disruptions.

Risks Related to Cybersecurity and Data Privacy

•

Disruption, cyber-attack or unforeseen problems with the security, maintenance or upgrade of the Company’s information and web-based systems could have an adverse effect on the Company’s business strategy, results of operations and financial condition.

•

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

Risks Related to Compliance, Regulatory or Legal Matters

•	Changes in governmental regulations and compliance failures could harm the Company’s business.

•	The Company may be harmed by improper conduct of any of our employees, agents or business partners.

•	Sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

•

The Company is subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the ordinary course of business that can adversely affect our business, results of operations and financial condition.

•

The Company’s Amended and Restated Bylaws include exclusive forum provisions, which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with the Company or its respective directors, officers or employees.

•

The Company’s Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain certain provisions that will limit the ability of shareholders of the Company to take certain actions, and that could delay or discourage takeover attempts that shareholders may consider favorable.

The Company is subject to risks and uncertainties, including, but not limited to, the following:

RISKS RELATED TO THE BDS BUSINESS ACQUISITION

The Company’s failure to successfully integrate the BDS Business within the expected timeline could adversely affect the Company’s future results.

On July 13, 2025, the Company entered into an Agreement and Plan of Merger, dated as of July 13, 2025 (the “Merger Agreement”), by and among the Company, BD, SpinCo and Beta Merger Sub, Inc. and a Separation Agreement, dated as of July 13, 2025 (as amended, the “Separation Agreement”), by and among the Company, BD and SpinCo in order to give effect to the BDS Business Acquisition. The transaction was structured as a Reverse Morris Trust transaction, where the BDS Business was spun off to BD shareholders and simultaneously merged with a wholly-owned subsidiary of the Company. The BDS Business Acquisition involved numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the integrated businesses. The success of the Company will depend, in significant part, on its ability to successfully integrate the BDS Business with the Company’s existing business and its ability to grow revenues and realize the anticipated strategic benefits and synergies from the BDS Business Acquisition. Difficulties in integrating the practices and operations of these two businesses may result in the Company performing differently than expected, operational challenges or the delay or failure to realize anticipated benefits and synergies, and could have an adverse effect on the Company’s business, financial condition, results of operations and/or cash flows.

Potential difficulties that may be encountered in the integration process include, among others:

•	risks associated with the failure to implement the business plan for the Company;

•	lost sales and customers as a result of customers of the Company or customers of the BDS Business deciding not to do business with the Company;

•	the Company’s inability to negotiate terms as favorable as those BD has received previously when replacing contracts associated with the BDS Business;

•	complexities, including demands on management, associated with managing a larger, more complex, integrated business, including aligning and executing the strategy of the Company;

•	integrating the Company’s personnel and the personnel of the BDS Business while maintaining focus on providing consistent, high-quality products and service to customers;

•	attrition of personnel of the BDS Business due to lack of confidence in the Company and failure to hire replacements with adequate technical expertise;

•	the loss of key employees;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	unexpected or unknown claims being asserted regarding events that occurred prior to the closing of the BDS Business Acquisition;

•	possible inconsistencies in standards, controls, procedures, policies and compensation structures;

•	the impact on the Company’s internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;

•

regulatory authorities imposing requirements, limitations or costs on, or requiring divestitures or placing restrictions on the conduct of, the business of the Company after the completion of the BDS Business Acquisition;

•	performance shortfalls as a result of the diversion of management and employee attention caused by integrating the operations of the BDS Business with the Company’s operations;

•	the risk that the term of the Transition Services Agreements is insufficient for the Company to develop its infrastructure and other business functions;

•	the potential inability to sustain the services at the same levels or obtain the same benefits available under the Transition Services Agreements;

•

the increased indebtedness of the Company as a result of the BDS Business Acquisition, the repayment of which could impact the Company’s business, results of operations, financial condition or cash flows; and

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the BDS Business Acquisition or the BDS Business.

Additionally, the success of the Company will depend, in part, on the Company’s ability to realize the anticipated benefits and synergies from combining the business of the Company and the BDS Business. Although the Company expects to generate cost synergies of approximately $200 million within three years of the completion of the BDS Business Acquisition as a result of manufacturing and supply chain optimization, commercial infrastructure, service and technology streamlining and indirect procurement savings and efficiencies, and revenue synergies of approximately $290 million within five years of the completion of the BDS Business Acquisition as a result of the similarities between the business models of the Company and the BDS Business, certain high-growth adjacencies and cross-selling opportunities, the Company’s ability to realize such anticipated synergies may be affected by a number of factors, including, but not limited to: the use of more cash or other financial resources on integration and implementation activities than anticipated; unanticipated increases in expenses unrelated to the BDS Business Acquisition, which may offset the expected synergies from the BDS Business Acquisition; slower customer adoption leading to lower actual sales than expected across our high-growth adjacencies and cross- selling opportunities. The anticipated benefits and synergies of the BDS Business Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company does not currently foresee. In addition, the anticipated benefits and synergies of the BDS Business Acquisition as well as the related integration costs are based on a number of estimates and assumptions that are inherently uncertain and subject to risks that could cause the actual results to differ materially from those contained in such anticipated benefits and synergies.

If the Company fails to realize the anticipated synergies or other benefits, or the estimated integration costs of the BDS Business Acquisition are exceeded, the business rationale of the BDS Business Acquisition might not be realized and the value of the shares of the Company’s stock could decrease.

In connection with the BDS Business Acquisition, the Company may incur additional costs and charges as a result of restructuring activities related to its manufacturing operations and supply chain as well as in order to streamline ancillary business functions that are intended to reduce ongoing costs, and those restructuring activities also may be disruptive to the Company’s business and may not result in anticipated cost savings.

Following the BDS Business Acquisition, the Company has undertaken and expects to undertake various measures with regard to its manufacturing and supply chain, including, without limitation, site rationalization, direct procurement savings and freight lane optimization. The Company has also begun to streamline commercial infrastructure, service and technology functions, inside sales, and sales operations and eliminate duplicative digital infrastructure and central service oversight. Additionally, the Company expects to leverage indirect procurement saving and efficiencies gains by utilizing capacity centers in non-U.S. jurisdictions. The Company has incurred and expects to incur additional costs and restructuring charges in connection with the measures described above as well as other cost reduction measures that could adversely affect the Company’s future earnings and cash flows. Furthermore, such actions may be disruptive to the Company’s business. Any prolonged disruption to the operations of the Company could adversely impact the Company’s business, financial condition and results of operations. In addition, the Company may not realize the cost savings that it expects to realize as a result of such actions.

These activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Moreover, the Company could encounter changes to, or delays in executing, any restructuring plans, any of which could cause disruption and additional unanticipated expense.

The amount of indebtedness that the Company assumed as a result of the BDS Business Acquisition is substantial. This increased level of indebtedness could adversely affect the Company’s operational flexibility and increase its borrowing costs.

As of December 31, 2025, the Company had approximately $1.4 billion in total debt outstanding, approximately $588 million in cash and cash equivalents, and approximately $1.6 billion in available borrowing capacity under its existing revolving credit facility, after taking into account outstanding letters of credit. Upon consummation of the BDS Business Acquisition, the Company assumed $4.0 billion of indebtedness incurred by SpinCo in connection with the payment of the SpinCo Cash Distribution which consists of a $3.5 billion tranche maturing and payable in full on February 6, 2027 and a $500 million tranche maturing and payable in full on February 6, 2028. The Company plans to refinance the $3.5 billion tranche in the first quarter of 2026 with long-term bond financing and repay the $500 million tranche prior to maturity.

The Company’s ability to make required payments of principal and interest on its indebtedness levels will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control. The Company cannot provide any assurances that its business will generate cash flow from operations or that future borrowings will be available under its credit facilities in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs.

In addition, the Company’s credit facilities contain financial and restrictive covenants that could limit the Company’s ability to, among other things, make dividend or other payments, secure other indebtedness, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the Company’s assets. The Company is also required to meet specified financial ratios under the terms of the Company’s credit agreements. The Company’s ability to comply with these financial and restrictive covenants is dependent on the Company’s future performance. The Company’s failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of the Company’s indebtedness or otherwise have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

In addition, the Company’s substantial indebtedness may have the effect of, among other things, reducing the Company’s flexibility to respond to changing business and economic conditions, lowering its credit ratings, increasing its borrowing costs and/or requiring the Company to reduce or delay investments, strategic acquisitions and capital expenditures or seek additional capital to refinance its indebtedness and there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

The Company and SpinCo are required to abide by potentially significant restrictions that could limit the Company’s ability to undertake certain corporate actions that otherwise could be advantageous.

In connection with the BDS Business Acquisition, the Company entered into the Tax Matters Agreement, dated as of February 9, 2026 (the “Tax Matters Agreement”), by and among the Company, BD and SpinCo, which imposes certain restrictions on the Company and SpinCo during the two-year period following the SpinCo Cash Distribution, subject to certain exceptions, with respect to actions that could cause the Spin-Off and the SpinCo Cash Distribution to fail to qualify for their intended tax treatment. As a result of these restrictions, the Company’s ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited, which could adversely affect the Company’s business, results of operations, or financial condition.

If the Company or SpinCo take or omit to take any actions enumerated in the Tax Matters Agreement, or if certain events relating to SpinCo occur that would cause the Spin-Off or the SpinCo Cash Distribution to become taxable, the party whose actions or omissions (or event relating to) caused the Spin-Off or the SpinCo Cash Distribution to become taxable generally will be required to bear the cost of any resulting tax liability of BD (but not BD’s shareholders). Such taxes would be expected to be material, and could cause the Company’s business, financial condition and operating results to suffer.

The Company may be unable to provide (or obtain from third parties) the same types and level of services to the BDS Business that historically have been provided by BD or may be unable to provide (or obtain) them at the same cost.

As part of a separate reporting segment of BD, the BDS Business has been able to receive services from BD. Following the BDS Business Acquisition, the Company will need to replace these services either by providing them internally from our existing services or by obtaining them from unaffiliated third parties. These services include legal, accounting, information technology, human resources and other infrastructure support of which the effective and appropriate performance is critical to the operations of the Company following the BDS Business Acquisition. Upon consummation of the BDS Business Acquisition, the Company, SpinCo and BD entered into several transition services agreements (the “Transition Services Agreements”), pursuant to which BD will provide services to SpinCo on a transitional basis to facilitate the transition of the BDS Business to the Company. BD will provide to SpinCo various services, including legal, accounting, information technology, human resources and other infrastructure support, for a duration ranging from three months up to 24 months. Additionally, under manufacturing and supply agreements, BD will manufacture certain products for the BDS Business and its subsidiaries following the consummation of the BDS Business Acquisition. The Company may be unable to replace these services in a timely manner or on terms and conditions as favorable as those the BDS Business currently receives from BD. The costs for these services could in the aggregate be higher than the aggregate costs incurred by the Company and the BDS Business for these services. If the Company is unable to replace the services provided by BD or is unable to replace them at the same cost or is delayed in replacing the services provided by BD, the Company’s results of operations may be materially adversely impacted.

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

Approximately 69% and 68% of the Company’s net sales in 2025 and 2024, respectively, were outside of the U.S. and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the U.K., as well as key subcontractors providing manufacturing and support that are located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the political, regulatory and economic environment, including uncertainty regarding possible changes to foreign and domestic trade policy; trade protection measures, including embargoes, sanctions and tariffs; impact and costs of terrorism or war, in particular as a result of the ongoing conflict between Russia and Ukraine and in the Middle East, and the possibility of further escalation resulting in new geopolitical and regulatory instability; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; differing tax laws and changes in those laws; restrictions on investments and/or limitations regarding foreign ownership; nationalization of private enterprises which may result in the confiscation of assets; credit risk and uncertainties regarding the collectability of accounts receivable; the impact of global health crises, pandemics and epidemics; changes in inflation and interest rates; instability in the global banking industry; rising energy prices and potential energy shortages; difficulties in protecting intellectual property; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.

In 2025, the Company’s total net sales from China increased 10% as compared to 2024 after decreasing by 10% in 2024 as compared to 2023. The 2024 sales decrease in China resulted from lower customer demand for our products across all customer classes, driven by various factors. Such factors include, among other things, a decline in the economic conditions in China, trade tensions and tariffs between the U.S. and China and their impact on our business and particularly customers’ purchasing decisions, increased competition from local and international competitors in China, the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers and other regulatory and compliance challenges and uncertainties in the Chinese market, all of which had, and may continue to have, an adverse effect on our business and operations in China.

In particular, China’s government continues to play a significant role in regulating industry development by imposing sector-specific policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. The U.S. government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on Chinese goods. China has retaliated with increased tariffs on U.S. goods, which has increased our cost of doing business in China. Additionally, the U.S. government announced new global trade tariffs on imports to the U.S. during fiscal 2025, including additional tariffs on various countries from which the Company directly or indirectly imports and/or exports products. In response, several countries have imposed or threatened reciprocal tariffs on imports from the U.S. and other measures. Various modifications to the U.S. tariffs have been announced, and further changes are expected to be made in the future, including in response to litigation. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding potential refund processes and future trade policy actions and could affect the Company’s cost structure and supply chain planning. The ultimate impact of tariffs and other trade policies on the Company’s business will depend on several factors, including future measures implemented by the U.S. government and the governments of other countries, the overall magnitude and duration of these measures, and the Company’s ability to mitigate effects, which could include higher import costs and reduced sales in China and other affected markets. Accordingly, the Company’s financial position or results of operations may be adversely influenced by political, economic, legal, compliance, social and business conditions in the U.S. and in other countries.

Additionally, the U.S. dollar value of the Company’s net sales, cost of sales, operating expenses, interest, taxes and net income varies with foreign currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies, particularly the Canadian Dollar, Euro, Japanese yen, British pound and Chinese renminbi, could have a material adverse effect or benefit on the Company’s results of operations or financial condition.

From time to time, the Company enters into certain foreign currency exchange contracts that are intended to offset some of the market risk associated with sales denominated in foreign currencies. There can be no assurance that these transactions will be effective at hedging such market risk. Such transactions may negatively affect the Company’s quarterly earnings from time to time.

Global economic conditions may have an adverse effect on the demand for, and supply of, the Company’s products and harm the Company’s financial results.

The Company is a global business with operations, supply chains, suppliers and customers that may be adversely affected by changes in global economic conditions such as changes in the rate of inflation (including the cost of raw materials, commodities and supplies) and interest rates. Both our domestic and international markets experience varying degrees of inflationary and interest rate pressures. These changes in global economic conditions may affect the demand for, and supply of, the Company’s products and services. This may result in a decline in sales in the future, increased rate of order cancellations or delays, increased risk of excess or obsolete inventories, longer sales cycles and potential difficulty in collecting sales proceeds. There can be no assurance regarding demand for the Company’s products and services in the future.

Disruption in worldwide financial markets could adversely impact the Company’s access to capital and financial condition.

Financial markets in the U.S., Europe and Asia have experienced times of extreme disruption, including, among other things, sharp increases in the cost of new capital, credit rating downgrades and bailouts, severely diminished capital availability and severely reduced liquidity in money markets. Financial and banking institutions have also experienced disruptions, resulting in large asset write-downs, higher costs of capital, rating downgrades and reduced desire to lend money. There can be no assurance that there will not be future deterioration or prolonged disruption in financial markets or financial institutions. Any future deterioration or prolonged disruption in financial markets or financial institutions in which the Company participates may impair the Company’s ability to access its existing cash, utilize its existing syndicated bank credit facility funded by such financial institutions or access sources of new capital on favorable terms or at all, which it may need to meet its capital needs. The cost to the Company of any new capital raised and interest expense would increase if this were to occur.

RISKS RELATED TO OUR BUSINESS

The Company’s financial results are subject to changes in customer demand, which may decrease for a number of reasons, many beyond the Company’s control.

The demand for the Company’s products is dependent upon the size of the markets for its products; the timing and level of capital spending and expenditures of the Company’s customers; changes in governmental regulations, particularly those affecting drug, food and drinking water testing and medical devices; funding, including government funding, available to academic, governmental and research institutions; health policy; export controls; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. Policy, regulatory and enforcement changes introduced by the current presidential administration and regulatory leadership in the United States may impact the business and capital expenditure strategies of the Company’s customers, which in turn could adversely impact the Company’s results of operations or financial condition. The Company typically experiences seasonality in its orders that is reflected as an increase in sales in its fourth quarter as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year-end. Therefore, there can be no assurance that the Company will effectively forecast customer demand and appropriately allocate research and development expenditures to products with high growth and high margin prospects. Additionally, there can be no assurance that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of uncertain global economic conditions.

The analytical instrument market may also, from time to time, experience low sales growth. Approximately 59% and 58% of the Company’s net sales in 2025 and 2024, respectively, were to worldwide pharmaceutical accounts, which are periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

Competitors may introduce more effective or less expensive products than the Company’s, which could result in decreased sales. The competitive landscape may transform as a result of potential changes in ownership, mergers and continued consolidations among the Company’s competitors, which could harm the Company’s business.

The analytical instrument market, and, in particular, the portion related to the Company’s HPLC, UPLC, LC-MS, light scattering, thermal analysis, rheometry and calorimetry product lines, is highly competitive. The Company encounters significant competition from several international instrument suppliers and other companies in both domestic and foreign markets. Such competitors may have instrument businesses that are generally more diversified than the Company’s business but are typically less focused on the markets that the Company chooses to focus on. Over the years, some competitors have merged with other competitors for various reasons, including increasing product line offerings, improving market share and reducing costs.

This industry is also subject to rapid technological change, discovery and frequent product introductions. There can be no assurance that the Company’s competitors will not introduce new, disruptive technologies that displace the Company’s existing technologies or more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurance that the Company’s sales and marketing forces will compete successfully against the Company’s competitors in the future.

Strategies for organic growth require developing new technologies and bringing these new technologies to market, which could negatively impact the Company’s financial results.

A significant component of the Company’s success is dependent in part on its ability to focus on innovation and new product development in order to increase revenue. The results of the Company’s product development efforts may be affected by a number of factors, including its ability to anticipate customer needs, dedicate sufficient time to innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property rights and gain and maintain market acceptance of its products. In addition, patents attained by others can preclude or delay the Company’s commercialization of a product.

The development of new products will require a significant amount of time and spending, including on research and development, production and marketing, before any significant, robust sales will be realized. For example, the Company expects to bring new microbiology products to market, which may take three to five years to generate significant sales. Furthermore, these new products will be sold into both the non-clinical and clinical markets, and any new products requiring FDA clearance may take longer to bring to market. There can be no assurance that any products now in development, or that the Company may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance.

In addition, the Company’s products are subject to rapid changes in technology. Rapidly changing technology could make some or all of our product lines obsolete unless the Company is able to continually improve our existing products and develop new products. If the Company fails to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, the Company’s product sales may decline, and we could experience an adverse effect on our results of operations or financial condition. Even if the Company successfully develops new products or enhancements or new generations of existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry or regulatory standards, or competitors’ innovations.

Reductions in customers’ research budgets or government funding may adversely affect the Company’s business.

The Company supplies products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of such customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health, and similar agencies in other countries. Other customers, such as pharmaceutical companies, may self-fund but will have budgets affected by macro-economic events. The level of government funding of research and development may vary significantly due to factors that can be difficult to forecast, including changes in spending authorizations and budgetary priorities. The availability of governmental research funding has been and may in the future be adversely affected by economic conditions and governmental spending reductions, particularly during periods of economic uncertainty. Accordingly, the timing and amount of revenue from customers that rely on government or research funding may also vary significantly and be difficult to forecast, and any reductions or delays in governmental or other research funding have caused and may in the future cause the Company’s customers to delay or forgo product purchases.

Market dynamics, changes in reimbursement practices and coverage policies and third-party payer cost containment measures could affect the demand for the Company’s products and the prices at which they are sold.

The sale of the Company’s products and services, as well as access to them, depends, in part, on the healthcare funding landscape and how healthcare providers and facilities are reimbursed by public and private payers. Coverage policies and reimbursement levels can vary across the payer community globally, regionally, and locally, and may affect which products customers purchase, the market acceptance rate for new technologies and the prices customers are willing to pay for those products in a particular jurisdiction. In addition, third-party payers are increasingly challenging the reimbursement models and prices charged for medical products and services. Any changes to the reimbursement landscape, or adverse decisions relating to the Company’s products by administrators of these systems could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which could adversely affect customer demand, or the price customers are willing to pay for such products.

Changes in government priorities as it relates to healthcare could affect the revenue earned by the Company and the costs for obtaining such revenue.

A global trend towards limiting growth of healthcare costs may also put industry-wide pressure on the Company’s products that are subject to reimbursement. In the U.S., these include value-based purchasing, group purchasing organizations and managed care arrangements. Governments in China and other countries continue to use various mechanisms to control healthcare expenditures, including increased use of competitive bidding and tenders, price regulation (such as volume-based procurement programs), government imposed payback provisions, and changes in reimbursement practices and policies on average selling prices for the Company’s products, which unfavorably impact the Company’s revenues and may continue to impact the Company’s results of operations in certain countries. In addition, changes in regulatory enforcement priorities and efforts by governments in countries in which the Company does business, including China, may increase compliance and monitoring costs that could have an adverse impact on the Company’s business. Group purchasing organizations and integrated health delivery networks have also served to concentrate purchasing decisions for some customers, which has led to downward pricing pressures. Further consolidation in the industry could intensify competition and exert additional pressure on the demand for and prices of the Company’s products.

The Company’s growth can suffer if the markets into which it sells products and services decline, do not grow as anticipated or experience cyclicality.

The Company’s growth depends in part on the growth of the markets which the Company serves, and visibility into the Company’s markets can be limited (particularly for markets into which it sells through distribution). The Company’s quarterly sales and profits depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline or lower than expected growth in the Company’s served markets can diminish demand for the Company’s products and services and adversely affect the Company’s business and financial statements. Certain of the Company’s businesses operate in industries that experience seasonality, or industries that have experienced and may continue to experience periodic, cyclical downturns.

In addition, in certain of the Company’s businesses demand depends on customers’ capital spending budgets, government funding policies and interest rates, and matters of public policy and government budget, fiscal and monetary dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for the Company’s products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, the timing of industry trade shows and changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect the Company’s business and financial statements in any given period.

Defects or quality issues associated with the Company’s products, including software or hardware, could adversely impact their function, performance and security, and affect results of operations.

The design, manufacture and marketing of the Company’s products involve certain inherent risks. Manufacturing or design defects, component failures, unapproved or improper use of the Company’s products or inadequate disclosure of risks or other information relating to the use of the Company’s products can lead to injury or other serious adverse events or non-reliable customer research. Such events have in the past and could in the future lead to recalls or safety alerts relating to the Company’s products (either voluntary or as required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to the Company’s reputation that could reduce future demand for its products. Personal injuries relating to the use of the Company’s products can also result in significant product liability claims being brought against the Company, which, if in excess of, or outside the coverage of, the Company’s insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Further, the Company may not be able to maintain product liability insurance on acceptable terms, if at all, and insurance may not provide adequate coverage against potential liabilities.

Despite testing prior to the release and throughout the lifecycle of a product or service, the detection and correction of any manufacturing errors, or errors in released software or hardware, can be time consuming and costly. This could delay the development or release of new products or services, or new versions of products or services, expose security vulnerabilities in the Company’s products or services, and adversely affect market acceptance of products or services. If the Company experiences errors or delays, its sales could be affected, and revenues could decline. Manufacturing errors, or errors in released software or hardware, could expose the Company to product liability, performance and warranty claims, regulatory enforcement and fines as well as harm to brand and reputation, which could impact future sales. In some circumstances, such adverse events could also cause delays in regulatory approval of new products or the imposition of post-market approval requirements. In addition, inaccurate data produced from the Company’s products could result in faulty clinical decisions or treatments that could have an adverse effect on the Company’s clients and their patients.

Issues and uncertainties related to the development, deployment and use of artificial intelligence in the Company’s business operations and products may result in harm to the Company’s reputation, regulatory action or legal liability.

The Company continues to integrate artificial intelligence (“AI”), including generative AI, into its business operations and products and research further uses and opportunities for AI development. As AI is a rapidly developing technology that is still in the early stages of being researched and understood, the development, deployment and use of AI presents novel risks and challenges that have the potential to adversely impact the Company’s business. The premature use of inadequate AI or the use of deficient AI, including flawed or biased algorithms, could harm the Company’s brand, reputation or competitive advantage or result in regulatory penalties or legal liability. The input of confidential information or trade secrets into AI systems may result in the loss of intellectual property, proprietary rights or attorney-client privilege in such information or trade secrets. The use of AI technologies for developing products or services may adversely affect or preclude the Company’s intellectual property rights in such products or services, or may expose the Company to liability related to the infringement, misappropriation or other violation of third-party intellectual property. Failures in AI functionality could result in delays in new product offerings and services and have an adverse impact on other business activities. Delays or disruptions in successfully developing and implementing AI as part of the Company’s business activities, products or services could have a negative impact on the Company’s competitiveness, particularly if competitors are successful in making and leveraging such advancements, and the development of adequate AI technology will require significant investment. The use of AI with personally identifiable information may also result in liability. Further, particularly given the nascent stage of the technology, the use of

AI can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate or misleading, or that result in unintended biases and discriminatory outcomes, or are otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or errors in these outputs. Due to the novelty of AI technology, the Company may also experience additional risks that cannot yet be predicted.

Laws and regulations arising from the use and development of AI technology present additional uncertainties and risks to the Company. In particular, the use and development of AI implicates risks related to intellectual property, data protection and privacy laws and regulations and may also cause compliance issues or raise ethical concerns. Due to the rapid developments being made in AI technology, the legal and regulatory landscape related to AI is constantly evolving. Complying with developing laws, regulations and standards could significantly burden the Company, and failures to comply could result in legal liability, regulatory action or reputational harm.

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

The Company manufactures its products at various facilities in the U.S. and internationally. There may be more than one manufacturing line for any particular component or product. In most instances, however, the manufacturing of certain of our product lines is concentrated in one or a few of our plants as a result of many factors, including site licensing and regulatory oversight. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties (including shortages), destruction of or damage to any facility, power interruptions, cybersecurity incidents or breaches, failure of key technology systems, weather events or natural disasters (including the potential impacts of climate change), regulatory requirements, equipment failure or other reasons, could harm our customer relationships, impede our ability to generate sales and have a material adverse effect on the Company’s results of operations or financial condition. In some instances, the Company may not be able to transition manufacturing to other sites or a third party to replace the lost production.

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

Our success depends on our ability to obtain, maintain, and enforce patents on our technology, maintain our trademarks, and protect our trade secrets. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Additionally, there could be successful claims against the Company by third-party patent holders with respect to certain products that may infringe the intellectual property rights of such third parties. If a claim relating to intellectual property is asserted against the Company, or third parties hold pending or issued patents that relate to the Company’s products or technology, the Company may seek licenses to such intellectual property or challenge those patents. However, the Company may be unable to obtain these licenses on commercially reasonable terms, if at all, and the challenge of the patents may be unsuccessful. The Company’s failure to obtain the necessary licenses or other rights could impact the sale, manufacture, or distribution of its products and, therefore, could have a material adverse effect on its results of operations and financial condition. The Company’s existing patents, including those licensed from others, expire on various dates.

The Company’s performance also depends in part on the strength of its trademarks and its proprietary brands. The Company’s inability to protect or preserve the value of its intellectual property rights for any reason, including the Company’s inability to successfully defend against counterfeit, knock-offs, grey-market, infringing or otherwise unauthorized products, could damage the Company’s brand and reputation and harm its business.

The Company also relies on trade secrets and proprietary know-how with which it seeks to protect its products, in part, by entering into confidentiality agreements with its collaborators, employees and consultants. These agreements may not adequately protect the Company’s trade secrets and other proprietary rights. These agreements may be breached, and the Company may not have adequate remedies for any breach. In addition, the Company’s trade secrets may otherwise become known or be independently developed by its competitors. If the Company is unable to protect its intellectual property rights, it could have a material adverse effect on the Company’s results of operations or financial condition.

The Company’s business would suffer if the Company were unable to acquire adequate sources of supply.

Most of the raw materials, components and supplies purchased by the Company are available from several suppliers; however, a number of items including specialized products are purchased from limited or single sources of supply. Consolidation among such suppliers could also result in other limited or sole-source suppliers for the Company in the future. The price and availability of these materials, components and supplies has been, and may in the future be, impacted or disrupted for reasons beyond the Company’s control, including, but not limited to, supplier shutdowns, supplier capacity constraints, supplier insolvencies, labor disruptions or shortages, transportation delays, inflationary pricing pressures, work stoppages, extreme weather events, geopolitical developments, global economic uncertainty or downturns, sanctions and trade restrictions and other governmental regulatory actions (such as in the area of materials of concern), and any such changes or disruptions could adversely affect the Company’s business, financial condition and results of operations. The Company has experienced significant challenges to its global transportation channels and other aspects of its global supply chain network, including to the cost and availability of energy, raw materials and components due to shortages, labor strikes and cost inflation.

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

The Company will explore alternative routes, transportation modes and the lead time for replenishment to preempt and mitigate risks associated with sourcing supply, but no assurance can be given that these efforts will adequately address these challenges and disruptions. While the Company intends to work with suppliers to ensure continuity of supply and service, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, the Company may not be able to establish additional or replacement sources on a timely basis or without excessive cost. The termination, reduction or interruption in supply of these raw materials and components could adversely impact the Company’s ability to manufacture and sell certain of its products, which could have an adverse impact on its business, financial condition and results of operations.

The Company’s sales would deteriorate if the Company’s outside contractors failed to provide necessary components or modules or develop certain intellectual property.

Certain components or modules of the Company’s LC and MS instruments are manufactured by outside contractors, including the manufacturing of LC instrument systems and related components by contract manufacturing firms in Singapore. The ability of these contractors to perform their obligations is largely outside of the Company’s control. Additionally, while the BDS Business’ intellectual property is and historically has been developed primarily by U.S. based employees (or has been acquired through historical acquisitions, strategic investments, joint ventures and/or divestitures), certain specialized development related to its intellectual property is performed by third-party contractors. Failure by these outside contractors to perform their obligations in a timely manner or at satisfactory quality levels could have an adverse effect on the supply chain and the financial results of the Company. In addition, if one or more of such contractors experience significant disruption in services or institute a significant price increase, the Company may have to seek alternative providers, its costs could increase and the delivery of its products could be prevented or delayed. A prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

The Company’s business could be harmed by actions of third-party sales intermediaries and other third parties that sell our products.

The Company sells some products through third parties, including third-party sales intermediaries and value-added resellers. This could expose us to various risks, including competitive pressure, concentration of sales volumes, credit risks and compliance risks. We may rely on one or a few key third-party sales intermediaries for a product or market and the loss of these third-party sales intermediaries could reduce our revenue or net earnings. Third-party sales intermediaries may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable. Moreover, violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act or similar anti-bribery laws by domestic or foreign distributors or other third-party intermediaries could materially and adversely impact our business, reputation and results of operations. Risks related to our use of third-party sales intermediaries and other third parties may reduce sales, increase expenses and weaken our competitive position.

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

The Company’s financial results may be subject to changing application of tax law and tax audit examinations.

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

Governments in the jurisdictions in which the Company operates implement changes to tax laws and regulations from time to time. In 2024 and 2025, various foreign jurisdictions implemented aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the Pillar Two system of global minimum tax rules. These tax laws and regulations, and any changes in corporate income tax rates or regulations regarding transfer pricing or repatriation of dividends or capital, as well as changes in the interpretation of existing tax laws and regulations, could adversely affect the Company’s cash flow and lead to increases in its overall tax burden, which would negatively affect the Company’s profitability. These changes in tax law did not have a material impact on the Company’s financial position, result of operations and cash flows in 2025.

The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The Company has determined that it is more likely than not to realize the tax incentive in Singapore and, accordingly, has not recognized any reserves for unrecognized tax benefits on its balance sheet related to this tax incentive. If any of the milestone targets are not met, the Company will not be entitled to the tax exemption on income earned in Singapore dating back to the start date of the agreement (April 1, 2021), and all the tax benefits previously recognized would be reversed, resulting in the recognition of income tax expense equal to the statutory tax of 17% on income earned during that period.

As a global business, the Company is subject to tax audit examinations in various jurisdictions throughout the world. The Company must manage the cost and disruption of responding to governmental audits, investigations and proceedings. In addition, the impact of the settlement of pending or future tax audit examination could have an unfavorable effect on the Company’s income tax expense, effective tax rate, results of operations, financial condition and cash flows.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Tax Bill Act (“OBBBA”), enacting changes to the United States federal tax code, including adjustments to effective tax rates on certain types of income and certain deduction limitations. While the OBBBA did not have a material impact on the Company’s financial position, results of operations and cash flows for 2025, the Company will continue to monitor the impact of the OBBBA in future periods.

The Company may be required to recognize impairment charges for our goodwill and other intangible assets.

As of December 31, 2025, the net carrying value of the Company’s goodwill and other intangible assets totaled approximately $1.9 billion. The BDS Business Acquisition is expected to significantly increase the carrying value of the Company’s goodwill and other intangible assets, which could lead to potential impairments if the Company’s financial results are significantly less than anticipated in the future. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), the Company periodically assesses acquired assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to the Company’s business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines or increases in associated discount rates can impair the Company’s goodwill and other intangible assets. Any charges relating to such impairments may adversely affect the Company’s financial statements in the periods recognized.

RISKS RELATED TO HUMAN CAPITAL MANAGEMENT

The Company’s success is highly dependent on qualified and sufficient staffing. Our failure to attract or retain qualified personnel, including our senior management team and technical personnel, could lead to a loss of revenue or profitability.

Our future success depends, in part, upon the continued service of our executive officers and other key management and technical personnel (such as research and development, technical sales and support, field service, precision chemistry and instrument manufacturing, quality assurance, regulatory compliance, finance, and global marketing), and on our ability to continue to identify, attract, retain and motivate them. The skills, experience and industry contacts of the Company’s senior management team significantly benefits its operations and administration. The failure to attract or retain members of the Company’s senior management team and key talent could have a negative effect on the Company’s operating results.

Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees. A number of such competitors for talent may be significantly larger than us and may be able to offer compensation in excess of what we are able to offer. Additionally, macroeconomic conditions, including wage inflation, could have a material impact on our ability to attract and retain talent, our turnover rate and the cost of operating our business. During 2024 and 2023, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction that impacted approximately 5% of the Company’s employees. These workforce reductions may not have the desired impact on our cost-saving initiatives, as they could adversely affect our productivity, morale, customer relationships, product quality, innovation capabilities and ability to execute our strategic plans.

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

The Company may be subject to labor disruptions.

Certain foreign employees of the Company are represented by works councils, unions or similar non-U.S. employee representative bodies in the United Kingdom, France, Germany, Brazil, Spain, China, Israel, Japan, Mexico and other foreign jurisdictions. Strikes, work slowdowns, work stoppages or the possibility of such actions in such jurisdictions could result in delays in production or cause the Company to incur higher costs. The Company may also lack practical control over the negotiations and terms of the agreements governing the employees’ labor.

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

In the event of such an incident, the Company may suffer interruptions in service, loss of assets or data or reduced functionality. The Company attempts to mitigate cybersecurity risks by employing a number of proactive measures, including mandatory ongoing employee training and awareness, technical security controls, enhanced data protection and maintenance of backup and protective systems. Despite these mitigation measures, the Company’s systems and those of its partners remain potentially vulnerable to cybersecurity threats, any of which could have a material adverse effect on the Company’s business. To date, we have not experienced any cybersecurity incidents that have resulted in a material adverse impact to the Company’s business strategy, results of operations or financial condition, but future incidents could have such an impact. Additionally, the Company must maintain and periodically upgrade its information and web-based systems, which has caused and will in the future cause temporary interruptions to its technology infrastructure.

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

The Company is in the business of designing, manufacturing, selling and servicing analytical instruments to life science, pharmaceutical, biochemical, industrial, nutritional safety and environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications, and the Company is also a developer and supplier of software and software-based products that support instrument systems. Many of the Company’s customers are in highly regulated industries. While the Company has invested time and resources implementing measures designed to protect the integrity and security of its technology infrastructure, research and development processes, manufacturing operations, products and services, and the internal and external data managed by the Company, there is a risk these measures will be defeated or compromised or that they are otherwise insufficient to protect against existing or emerging threats. The Company has also completed acquisitions, including the BDS Business Acquisition, and there are inherent risks associated with integrating products, services, technologies and workforces into the business of the Company. The Company may face such risks when integrating the BDS Business into its existing business. In addition, at times, the Company faces attempts by third parties to defeat its security measures or exploit vulnerabilities in its systems. These risks will increase as the Company continues to grow and expand geographically, and its systems, products and services become increasingly digital and sensor- and web-based.

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

The Company is subject to regulation by various federal, state and foreign governments and agencies in areas including, among others, health and safety, antitrust, fraud and abuse (including anti-kickback and false claims laws), import/export, privacy and data protection, anti-bribery and environmental laws and regulations. A portion of the Company’s operations are subject to regulation by the FDA and similar foreign regulatory agencies. Regulations govern an array of product activities, including design, development, labeling, manufacturing, promotion, sales and distribution. These regulations are complex and can change frequently (including as a result of changes in interpretation of existing regulations). In particular, significant political shifts in any of the countries in which the Company conducts business, including the United States, may result in regulatory uncertainty and substantial changes in the regulatory regimes to which the Company is subject. For example, the current presidential administration and regulatory leadership in the United States may propose, enact or pursue policy, regulatory and enforcement changes that create additional uncertainty for our business. Any failure by the Company to comply with applicable governmental regulations could result in product recalls, the imposition of fines, restrictions on the Company’s ability to conduct or expand its operations or the cessation of all or a portion of its operations. Additionally, the Company develops, configures and markets its products and services to meet customer needs created by these regulations, and any significant change in regulations could reduce demand for its products, increase its expenses or otherwise materially impact its financial position and results of operations.

Regulators globally are increasingly imposing greater fines and penalties for privacy and data protection violations, and the European Union, as an example, has enacted a broad data protection regulation with fines based on a percentage of global revenues. Changes in laws or regulations associated with enhanced protection of certain sensitive types of personal information, such as information related to health, could greatly increase the cost of compliance and the cost of providing the Company’s products or services. Further, these laws and regulations require the Company to embed privacy, security and data protection requirements in all assets impacting the processing of personal data and could also require the Company to modify current or future products or services, which may harm the Company’s future financial results. More recently, privacy and data protection regulators are paying special attention to emerging issues linked to new digital technologies, such as the use of AI, biometrics and surveillance technologies, which pose unique challenges to existing privacy and data protection paradigms. Any failure, or perceived failure, by the Company to comply with laws and regulations on privacy, data security or consumer protection, or other policies, public perception, standards, self-regulatory requirements or legal obligations, could result in lost or restricted business, proceedings, actions or fines brought against the Company or levied by governmental entities or others, or could otherwise adversely affect the business and harm the Company’s reputation.

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

Increasing global protectionism also impedes the Company’s ability to compete with local companies. The Company may not be able to participate in certain public tenders in China, India and Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Such regulations could adversely affect the Company’s business, results of operations and financial condition.

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

Sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

There is shifting focus from certain investors, customers, consumers, employees and other stakeholders concerning sustainability matters. Additionally, public interest and legislative pressure related to public companies’ sustainability practices continue to grow. If our sustainability practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship and sustainability, support for local communities, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to conduct business with us.

Customers, consumers, investors and other stakeholders continue to focus on environmental issues, including climate change, energy and water use, plastic waste and other sustainability concerns. Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Changing customer and consumer preferences or increased regulatory requirements may result in increased demands or requirements regarding plastics and packaging materials, including single-use and non-recyclable plastic products and packaging, other components of our products and their environmental impact on sustainability, or increased customer and consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain of our products. Complying with these demands or requirements could cause us and companies in our supply chain to incur additional manufacturing, operating or product development costs.

If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding sustainability issues, investors may reconsider their capital investment in our Company, and customers and consumers may choose to stop purchasing our products, which could have a material adverse effect on our reputation, business or financial condition.

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

Defending or otherwise responding to these matters can divert the Company’s management’s attention and may cause it to incur significant expenses. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. Unfavorable resolution with respect to any of these matters could have an adverse effect on the business, results of operations and financial condition of the Company.

The Company’s Amended and Restated Bylaws (the “Bylaws”) include exclusive forum provisions, which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with the Company or its respective directors, officers or employees.

The Bylaws require that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on the Company’s behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by, or other wrongdoing by, any directors, officers, employees or agents to the Company or to the Company’s shareholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against the Company or its directors or other employees arising pursuant to any provision of the DGCL or the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), or the Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the Charter or the Bylaws, (v) any action asserting a claim against the Company or its directors or officers or other employees governed by the internal affairs doctrine, or (vi) any action asserting an

“internal corporate claim” as that term is defined in Section 115 of the DGCL. Such exclusive forum provision will not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act. The enforceability of similar choice-of-forum provisions in other companies’ bylaws has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the Bylaws to be inapplicable or unenforceable.

The exclusive forum provisions in the Bylaws may limit the ability of a shareholder to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provisions contained in the Bylaws to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings mentioned above, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations. In addition, shareholders who do bring a claim in a state or federal court located within the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Furthermore, the court located in the State of Delaware may reach different judgments or results than would other courts, including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to its shareholders.

The Charter and Bylaws contain certain provisions that will limit the ability of shareholders of the Company to take certain actions, and that could delay or discourage takeover attempts that shareholders may consider favorable.

The Charter and the Bylaws contain certain provisions that may discourage, delay, or prevent a change of control with respect to the Company or changes to the Board of Directors or management. These provisions are expected to discourage coercive takeover practices or inadequate takeover bids. However, they may also discourage, prevent or delay acquisitions that the Board of Directors deems undesirable but some shareholders may favor and therefore may make the Company’s securities less attractive for investors or may depress the trading price of the Company’s common stock. These provisions could also make it difficult for shareholders to take certain actions, including electing directors who are not nominated by the then-current members of the Board of Directors. Among other things, the Charter and the Bylaws include provisions regarding:

•

the requirement that any action required or permitted to be taken by the Company’s shareholders must be effected at a duly called annual or special meeting of shareholders and may not be effected by written consent in lieu of a meeting;

•

the requirement that a special meeting of the Company’s shareholders may only be called by the Board of Directors, the Chairman of the Board of Directors or the Company’s President and Chief Executive Officer, or by the Chairman of the Board of Directors, the Company’s President and Chief Executive Officer or the Company’s Secretary at the request in writing of shareholders holding at least 50% of the number of shares of stock outstanding and entitled to vote at such meeting;

•	advance notice procedures which the Company’s shareholders must comply with to nominate candidates to the Board of Directors or to propose matters to be acted upon at a shareholders’ meeting;

•

the right of the Board of Directors to elect a director to fill a vacancy created by the resignation, death or removal of a director or resulting from any increase in the authorized number of directors;

•	the ability of the Board of Directors to amend the Bylaws; and

•

the ability of the Board of Directors to issue shares of preferred stock (in one or more series) and to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, and rights of the shares of each such series, and any qualifications limitations, or restrictions thereof, without shareholder approval, subject to any limitations imposed by the listing standards of the New York Stock Exchange.

In addition, as a Delaware corporation, the Company will generally be subject to provisions of Delaware law, including the DGCL. For more details regarding Delaware law provisions that limit the ability of shareholders of the Company to take certain actions, see the section entitled “Anti-takeover Effects of the Delaware General Corporation Law and Our Certificate of Incorporation and Bylaws” in the Description of Registrant’s Securities. filed as Exhibit 4.1 of this Annual Report.

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

Another potential effect of climate change is an increase in the severity of global weather conditions. The Company’s manufacturing facilities are located in the U.S., the U.K., Ireland, Germany, the Netherlands, Canada, China, Spain and Japan. In addition, the Company manufactures a growing percentage of its HPLC, UPLC and MS products in both Singapore and Ireland. Severe weather and geological conditions or events, including earthquakes, hurricanes and/or tsunamis, could potentially cause significant damage to the Company’s manufacturing facilities in each of these countries. The effects of such damage and the resulting disruption of manufacturing operations and the impact of lost sales could have a material adverse impact on the financial results of the Company.

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

The Company sponsors various retirement plans, both inside and outside the United States. Therefore, any changes in regulations made by governments in countries in which the Company sponsors retirement plans could adversely impact the Company’s cash flows or results of operations. In connection with these retirement plans, the Company is exposed to market risks associated with changes in the various capital markets. For example, changes in long-term interest rates affect the discount rate that is used to measure the Company’s retirement plan obligations and related expense. In addition, changes in the market value of investments held by the retirement plans could materially impact the funded status of the retirement plans and affect the related pension expense and level and timing of contributions required under applicable laws.

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
We have a longstanding information security risk management framework structured according to the National Institute of Standards and Technology Cybersecurity Framework, industry best practices, privacy legislation and other global and local standards and regulations. This risk management framework is under the specific oversight of the Company’s Vice President and Chief Information Officer (the “CIO”) and includes a defense-in-depth
approach with multiple layers of security controls, including network segmentation, security monitoring, endpoint protection and identity and access management, as well as data protection best practices and data loss prevention controls. Our Audit and Finance Committee is updated on the overall performance of our information security risk management framework on an annual basis by the CIO.
Our cybersecurity awareness program includes regular phishing simulations, annual general cybersecurity awareness and data protection modules, as well as more contextual and personalized modules for targeted users and roles. We also perform simulations and drills at both a technical and leadership level at least annually. We incorporate external expertise and guidance in all aspects of our cybersecurity program. We complete annual internal security audits and vulnerability assessments of the Company’s information systems and related controls, including systems affecting personal data. In addition, we leverage cybersecurity specialists to complete annual external audits and objective assessments of our cybersecurity program and practices, including our data protection practices, as well as to conduct targeted attack simulations. We continually enhance our information security capabilities in order to protect against emerging threats, while also increasing our ability to detect and respond to cyber incidents and maximize our resilience to recover from potential cyber-attacks. We have a robust incident response plan in place that provides a documented playbook for responding to cybersecurity incidents and facilitates coordination across multiple parts of our Company. Additionally, we have purchased network security and cyber liability insurance in order to provide a level of financial protection, should a data breach occur.
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
The Board of Directors oversees the Company’s information security risk management framework that seeks to identify new risks, develop and implement risk mitigation plans and monitor the results affecting the Company’s business and operations on an ongoing basis. The CIO manages this framework, in collaboration with the Company’s businesses and functions. The CIO presents updates to the Audit and Finance Committee at least annually and, as necessary, to the full Board of Directors. These reports include detailed updates on the Company’s performance preparing for, preventing, detecting, responding to and recovering from cyber incidents. The CIO also promptly informs and updates the Board of Directors about any information security incidents that may pose significant risk to the Company. The Company’s program is periodically evaluated by external experts, and the results of those reviews are reported to the Audit and Finance Committee and the Board of Directors. Together with management, the Audit and Finance Committee reviews the Company’s risk assessment and risk management practices and discusses major cybersecurity risk exposures as well as steps taken by management to monitor and control such exposures.

3
8

The Company’s Vice President and Chief Information Officer has over 25 years of business experience managing risks from cybersecurity threats/developing and implementing cybersecurity policies and procedures, as well as several relevant certifications.

Item 2: Properties

Waters Corporation operates 20 United States facilities and 70 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below for the year ended December 31, 2025:

Primary Facility Locations (1)

Location	Function (2)	Owned/Leased
Golden, CO	M, R, S, D, A	Owned
New Castle, DE	M, R, S, D, A	Owned
Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Cambridge, MA	R, S	Leased
Eden Prairie, MN	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Santa Barbara, CA	M, R, S, D, A	Leased
Beijing, China	S, A	Leased
Shanghai, China	R, S, A	Leased
Birmingham, England	M, A	Owned
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Hüllhorst, Germany	M, R, S, D, A	Owned
Wexford, Ireland	M, R, D, A	Owned
Bangalore, India	R, S, D, A	Owned/Leased
Etten-Leur, Netherlands	S, D, A	Leased
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	The Company operates more than one primary facility within certain states and foreign countries.
(2)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 10 field offices in the United States and 57 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below for the year ended December 31, 2025.

Field Office Locations (3)

United States	International

Burlingame, CA	Australia	Hong Kong	People’s Republic of China
Costa Mesa, CA	Austria	India	Portugal
Pleasanton, CA	Belgium	Ireland	Poland
Wood Dale, IL	Brazil	Israel	Puerto Rico
Carmel, IN	Canada	Italy	Spain
Woburn, MA	Czech Republic	Japan	Sweden
Columbia, MD	Denmark	Korea	Switzerland
Morrisville, NC	Finland	Malaysia	Taiwan
Parsippany, NJ	France	Mexico	United Arab Emirates
Plymouth Meeting, PA	Germany	Netherlands	United Kingdom
	Hungary	Norway

(3)	The Company operates more than one field office within certain states and foreign countries.

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

The Company’s common stock is registered under the Exchange Act and is listed on the New York Stock Exchange under the symbol “WAT”. As of February 19, 2026, the Company had 5,058 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of the Board of Directors and will depend on restrictions and other factors the Board of Directors may deem relevant. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2025, 2024 and 2023.

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

The following graph compares the cumulative total return on $100 invested as of December 31, 2020 (the last day of public trading of the Company’s common stock in fiscal year 2020) through December 31, 2025 (the last day of public trading of the common stock in fiscal year 2025) in the Company’s common stock, the NYSE Market Index, the SIC Code 3826 Index and the S&P 500 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2020

AMONG WATERS CORPORATION, NYSE MARKET INDEX, SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS AND S&P 500 INDEX

WATERS CORPORATION
NYSE MARKET INDEX
SIC CODE INDEX
S&P 500 INDEX
DOLLARS
210
160
110
60
2020
2021
2022
2023
2024
2025

	2020	2021	2022	2023	2024	2025
WATERS CORPORATION	100.00	150.59	138.46	133.07	149.94	153.52
NYSE MARKET INDEX	100.00	120.68	109.39	124.46	144.12	169.62
SIC CODE INDEX	100.00	126.55	85.53	76.41	71.56	69.03
S&P 500 INDEX	100.00	128.71	105.40	133.10	166.40	196.16

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2025 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
September 28, 2025 to October 25, 2025	81	$289.43	—	$961,207
October 26, 2025 to November 22, 2025	91	$345.95	—	$961,207
November 23, 2025 to December 31, 2025	236	$377.12	—	$961,207

Total	408	$352.76	—	$961,207

(1)	All shares repurchased as referenced in the table above related to the vesting of restricted stock during the three months ended December 31, 2025.

Item 6: Reserved

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company has two operating segments: Waters™ and TA™. Waters products and services primarily consist of high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC™” and, together with HPLC, referred to as “LC”), mass spectrometry (“MS”), light scattering and field-flow fractionation instruments (Wyatt), and precision chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, biochemical, industrial, nutritional safety, environmental, academic and government customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products.

Acquisition of BD Biosciences & Diagnostic Solutions Businesses

On February 9, 2026, the Company completed the acquisition of the BDS Business. The transaction was structured as a Reverse Morris Trust transaction, where the BDS Business was spun off to BD shareholders and simultaneously merged with a wholly-owned subsidiary of the Company. The 2025 financial results of the BDS Business are not included in the Company’s 2025 consolidated financial results presented herein.

Tariffs

The Company sells and services its customers in over 35 countries outside of the U.S. and we have manufacturing operations in the U.S., Ireland, U.K. and in Singapore where we utilize subcontractors with worldwide capabilities. In 2025, the U.S. government issued varying levels of tariffs on all imported goods into the U.S., including a baseline 10% tariff, subject to certain exceptions, which have also prompted retaliatory tariffs by a number of countries, including tariffs and export restrictions on certain manufacturing components imposed by China and tariffs pursuant to trade agreements the U.S. has entered into with certain countries. In addition, a number of new tariffs have been threatened, and the U.S. and other countries continue to negotiate trade arrangements and tariff levels. In August 2025, the U.S. Court of Appeals for the Federal Circuit ruled against certain of the U.S. tariffs that have been implemented. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding potential refund processes and future trade policy actions and could affect the Company’s cost structure and supply chain planning. The Company continues to monitor developments around the Supreme Court’s decision and evaluate its potential impact on the Company’s future financial results and business.

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

In addition to changes in trade policy, the new U.S. administration has implemented a number of other regulatory, policy and personnel changes, including the elimination, downsizing and reduced funding of certain government agencies and programs and the cancellation or delay of government contracts and research grants. In addition, the administration has changed the composition of and guidance from advisory panels on healthcare practices.

Financial Overview

The Company’s operating results are as follows for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands, except per share data):

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues:
Product sales	$1,977,100	$1,844,176	$1,903,050	7%	(3%)
Service sales	1,188,186	1,114,211	1,053,366	7%	6%

Total net sales	3,165,286	2,958,387	2,956,416	7%	—
Costs and operating expenses:
Cost of sales	1,288,822	1,200,201	1,195,223	7%	—
Selling and administrative expenses	830,374	690,148	736,014	20%	(6%)
Research and development expenses	195,711	183,027	174,945	7%	5%
Purchased intangibles amortization	47,791	47,090	32,558	1%	45%
Litigation provisions	—	11,568	—	* *	* *

Operating income	802,588	826,353	817,676	(3%)	1%
Operating income as a % of sales	25.4%	27.9%	27.7%
Other income, net	3,061	776	807	294%	(4%)
Interest expense, net	(50,771)	(72,261)	(82,240)	(30%)	(12%)

Income before income taxes	754,878	754,868	736,243	—	3%
Provision for income taxes	112,249	117,034	94,009	(4%)	24%

Net income	$642,629	$637,834	$642,234	1%	(1%)

Net income per diluted common share	$10.76	$10.71	$10.84	—	(1%)

**	Percentage not meaningful

The Company’s net sales increased 7% in 2025 following a flat performance in 2024 relative to 2023. The net sales growth in 2025 reflected strong customer demand for the Waters Division products and services across most major geographies, end markets and product lines. By contrast, 2024 sales were impacted by the 10% decline in China sales due to lower demand for our instrument systems and chemistry products as a result of increased government regulations and lower spending by our customers due to macroeconomic conditions. Foreign currency translation had a minimal impact on sales growth in 2025 and decreased sales growth by 1% in 2024.

Instrument system sales increased 5% in 2025 as compared to 2024 reflecting broad-based customer demand across most global regions. Instrument system sales declined 6% in 2024, primarily due to softer demand across most geographies and a 15% decrease in China instrument sales. Foreign currency translation had minimal impact on instrument system sales performance in both 2025 and 2024.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 8% and 5% in 2025 and 2024, respectively. Service revenues increased 7% and 6% in 2025 and 2024, respectively. Chemistry sales growth increased 12% and 4% in 2025 and 2024, respectively. The double-digit chemistry sales growth can be attributed to the uptake in columns and application-specific testing kits to pharmaceutical customers. Foreign currency translation had a minimal impact on recurring revenues sales growth in 2025 and decreased sales growth by 1% in 2024.

Operating income of $803 million in 2025, decreased $23 million from the operating income of $826 million in 2024 primarily due to the impact of the higher sales volume, which was offset by the change in sales mix, the impact of merit increases on the Company’s annual payroll in 2025 and approximately $82 million of transaction, integration and other internal costs associated with the BDS Business Acquisition. In addition, operating income for 2025 included the impact of $20 million of expenses associated with the Company’s new ERP system implementation. The effect of foreign currency translation had minimal impact on operating income in 2025.

Operating income of $826 million in 2024 increased $8 million from operating income of $818 million in 2023 primarily due to cost savings from recent workforce reductions and the absence of the $26 million severance costs associated with the workforce reduction incurred in 2023, which were offset by higher annual incentive compensation, a full year of amortization associated with the Wyatt acquisition and the impact of merit increases on the Company’s annual payroll in 2024. In addition, the negative effect of foreign currency translation lowered operating income by approximately $43 million during 2024.

The Company’s effective tax rates were 14.9%, 15.5% and 12.8% for 2025, 2024 and 2023, respectively. Net income per diluted share was $10.76, $10.71 and $10.84 in 2025, 2024 and 2023, respectively.

In 2025, the Company’s interest expense included approximately $16 million of financing costs incurred by the Company on behalf of SpinCo in connection with financing activities related to the BDS Business Acquisition.

The Company generated $653 million, $762 million and $603 million of net cash flow from operating activities in 2025, 2024 and 2023, respectively. The decrease in cash flows from operating activities in 2025 was driven by $24 million in additional tax payments associated with the final 2018 Tax Reform Transition payment, $52 million of costs related to the implementation of the Company’s new ERP system and $29 million of payments made in connection with transaction and integration costs associated with the BDS Business Acquisition. The increase in cash flows from operating activities in 2024 was driven by lower annual incentive bonus payments and an improvement in working capital compared to 2023.

Net cash used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $113 million, $142 million and $161 million in 2025, 2024 and 2023, respectively. Net cash used in investing activities in 2025 also included the payment related to the acquisition of Halo Labs. The decline in investing activities in 2025 and 2024 was primarily due to the completion of the Company’s new manufacturing facilities. In 2023, net cash used in investing activities included $1.3 billion associated with the Wyatt acquisition.

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

In connection with the BDS Business Acquisition, on January 8, 2026, SpinCo entered into a Term Loan Credit Agreement with the lenders named therein, Barclays Bank PLC, as administrative agent (the “Agent”), and the other parties party thereto (the “SpinCo Credit Agreement”). On February 6, 2026 (the “Funding Date”), SpinCo borrowed $4.0 billion of unsecured term loans under the SpinCo Credit Agreement, consisting of a $3.5 billion tranche which will mature and be payable in full 364 days after the Funding Date (“Tranche A”) and a $500 million tranche which will mature and be payable in full on the second anniversary of the Funding Date (“Tranche B”), and such funds were used by SpinCo on the Funding Date to finance the SpinCo Cash Distribution. Upon consummation of the BDS Business Acquisition, all of this indebtedness was assumed by Waters. Tranche A is expected to be refinanced with long-term bond financing, while Tranche B is expected to be repaid prior to maturity.

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

Results of Operations

Sales by Geography

Geographic sales information is presented below for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net Sales:
Asia:
China	$437,468	$396,599	$440,707	10%	(10%)
Asia Other	602,929	572,623	567,118	5%	1%

Total Asia	1,040,397	969,222	1,007,825	7%	(4%)
Americas:
United States	965,782	933,926	927,982	3%	1%
Americas Other	195,731	181,854	180,591	8%	1%

Total Americas	1,161,513	1,115,780	1,108,573	4%	1%
Europe	963,376	873,385	840,018	10%	4%

Total net sales	$3,165,286	$2,958,387	$2,956,416	7%	—

In 2025, sales growth increased by 7% as compared to 2024. Sales growth was flat in 2024 as compared to 2023. Geographically, the 2025 sales increase was broad based across most major regions and led by the sales growth in China and Europe which both grew 10%. In 2024, China sales decreased 10% and Europe’s sales increased 4%. Sales in the U.S. increased 3% in 2025 and 1% in 2024, while sales in Asia Other increased 5% and 1% in 2025 and 2024, respectively. Foreign currency translation had a minimal overall impact on 2025 sales growth as the 6% favorable currency impact on Europe sales was offset by a 5% unfavorable impact on Asia sales. Foreign currency translation decreased sales growth by 1% in 2024.

In 2024, sales increased 1% in the U.S. and 4% in Europe, while decreasing 4% in Asia, with the effect of foreign currency translation increasing sales growth in Europe by 1% and decreasing sales growth in Asia by 4%. The decrease in Asia sales growth is driven by the decline in China’s sales and the effect of foreign currency translation which decreased Japan’s sales growth by 7%.

Sales by Trade Class

Net sales by customer class are presented below for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Pharmaceutical	$1,873,362	$1,718,899	$1,696,875	9%	1%
Industrial	961,154	908,486	909,003	6%	—
Academic and government	330,770	331,002	350,538	—	(6%)

Total net sales	$3,165,286	$2,958,387	$2,956,416	7%	—

In 2025, sales to pharmaceutical customers increased 9% as compared to 2024, driven by sales growth in most regions. Foreign currency translation had a minimal impact on pharmaceutical sales growth in 2025. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 6% in 2025, primarily driven by the broad-based sales growth in most regions except for the U.S., where industrial sales declined by 5% on lower demand for TA instrument systems. Foreign currency translation had a minimal impact on industrial sales in 2025. Combined sales to academic and government customers were flat in 2025, as sales growth in the Americas and China was offset by declines in Asia Other. Foreign currency translation in 2025 increased academic and government sales growth by 1%.

In 2024, sales to pharmaceutical customers increased 1% as compared to 2023, as the 18% increase in India’s sales was offset by the 11% decline in China’s sales. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, were flat in 2024 as the 7% sales growth in the U.S. was primarily offset by a 9% decline in China’s sales. Combined sales to academic and government customers decreased 6% in 2024, as sales declined in most major geographies, except in Europe and India, where sales grew 1% and 27%, respectively. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

Waters Products and Services Net Sales

Net sales for Waters products and services were as follows for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,						% change
	2025	% of Total	2024	% of Total	2023	% of Total	2025 vs. 2024	2024 vs. 2023
Waters instrument systems	$1,101,826	39%	$1,032,493	40%	$1,108,702	43%	7%	(7%)
Chemistry consumables	631,458	23%	565,481	21%	541,469	20%	12%	4%

Total Waters product sales	1,733,284	62%	1,597,974	61%	1,650,171	63%	8%	(3%)
Waters service	1,080,162	38%	1,006,447	39%	951,419	37%	7%	6%

Total Waters net sales	$2,813,446	100%	$2,604,421	100%	$2,601,590	100%	8%	—

Waters products and service sales increased 8% and were flat in 2025 and 2024, respectively, with the effect of foreign currency translation having a minimal impact on Waters sales growth in 2025 and decreasing sales growth by 1% in 2024.

Waters instrument system sales (LC and MS technology-based) increased 7% in 2025, primarily driven by higher customer demand for our instrument systems. The effect of foreign currency translation had a minimal impact on sales growth for 2025.

Waters chemistry consumables’ double-digit sales growth was due to the continued demand in most major geographies driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Foreign currency had a minimal impact on chemistry sales growth in 2025.

Waters service sales increased 7% in 2025 due to higher service demand billing in most major regions, which was minimally impacted by foreign currency translation in 2025.

In 2024, Waters products and service sales were flat, with the effect of foreign currency translation decreasing Waters sales growth by 1%.

Waters instrument system sales decreased 7% in 2024, primarily driven by weaker customer demand in China where Waters instrument sales declined 12%. Excluding China, the Company’s instrument system sales decreased 4% as compared to 2023. In addition, Wyatt’s instrument system sales contributed 3% to Waters instrument system sales growth in 2024. Waters chemistry consumables sales growth was due to the continued demand in most major geographies driven by the uptake in columns and application-specific testing kits to pharmaceutical customers, partially offset by weaker demand in China and the negative impact from foreign currency translation, which decreased chemistry sales growth by 1% in 2024. Waters service sales increased 6% in 2024 due to higher service demand billing, partially offset by the negative impact from foreign currency translation, which decreased service sales growth by 1% in 2024. Wyatt service revenues added 1% to Waters service revenue growth in 2024.

TA Product and Services Net Sales

Net sales for TA products and services were as follows for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,						% change
	2025	% of Total	2024	% of Total	2023	% of Total	2025 vs. 2024	2024 vs. 2023
TA instrument systems	$243,816	69%	$246,202	70%	$252,879	71%	(1%)	(3%)
TA service	108,024	31%	107,764	30%	101,947	29%	—	6%

Total TA net sales	351,840	100%	353,966	100%	354,826	100%	(1%)	—

TA instrument system and service sales growth decreased 1% in 2025 and was flat in 2024. Foreign currency translation had minimal impact on sales growth in 2025 and decreased sales growth by 1% in 2024. In 2025, double-digit sales growth in Asia, which was offset by weakness in the U.S., was primarily driven by strong customer demand for our thermal analysis and rheology instrument systems and services. In 2024, sales growth was broad-based across most major geographies, partially offset by China. The growth outside of China was primarily driven by strong customer demand for our thermal analysis instruments and services.

Cost of Sales

In 2025, cost of sales increased 7% as compared to 2024, primarily due to higher sales volume. In 2024, cost of sales were flat as compared to 2023, primarily due to the change in sales mix and the impact of foreign exchange.

Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to be neutral to gross profit during 2026.

Selling and Administrative Expenses

Selling and administrative expenses increased 20% and decreased 6% in 2025 and 2024, respectively. The increase in 2025 is primarily due to an increase in costs associated with merit compensation to the Company’s employees as well as $81 million of transaction, integration and other internal costs associated with the BDS Business Acquisition. In addition, selling and administrative expenses for 2025 included $20 million of expenses associated with the Company’s new ERP system implementation.

The decrease in 2024 is primarily driven by cost savings from the recent workforce reductions and the absence of costs incurred in the prior year relating to severance charges in connection with the 2023 workforce reduction and the Wyatt acquisition-related due diligence costs which were partially offset by an increase in annual incentive compensation expenses.

As a percentage of net sales, selling and administrative expenses were 26.2%, 23.3% and 24.9% for 2025, 2024, and 2023, respectively.

Research and Development Expenses

Research and development expenses increased 7% and 5% in 2025 and 2024, respectively. The increase in research and development expenses in 2025 can be attributed to increases from costs associated with merit compensation to the Company’s employees and costs associated with new products and the development of new technology initiatives. The impact of foreign currency exchange decreased expenses by 1% and increased expenses by 3% in 2025 and 2024, respectively.

Purchased Intangibles Amortization

Purchased intangibles amortization increased 1% in 2025. The increase in purchased intangible amortization of $15 million in 2024 can be attributed to the timing of the Wyatt acquisition in May of 2023 as 2024 includes a full year of the amortization from the Wyatt acquisition intangible assets.

Litigation Provisions

The Company recorded $12 million of patent litigation settlement provisions and related costs in 2024. No litigation provisions were recorded by the Company in 2025.

Interest Expense, net

Interest expense, net in 2025 decreased $21 million as compared to 2024, primarily as a result of lower average outstanding debt as compared to 2024. The average outstanding debt in these periods was impacted by the timing of the repayment of outstanding debt associated with the Wyatt acquisition. Additionally, $16 million of costs were incurred by the Company on behalf of SpinCo in connection with financing fees associated with financing activities related to the BDS Business Acquisition.

Interest expense, net in 2024 decreased $10 million as compared to 2023 due to the average outstanding debt in these periods being impacted by the timing of the borrowings to fund the Wyatt acquisition, which closed in May 2023, as well as timing of the repayment of $1 billion of debt since the completion of the Wyatt acquisition.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of December 31, 2025. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income by $4 million, $14 million and $16 million, and increased the Company’s net income per diluted share by $0.06, $0.24 and $0.27 for the years ended December 31, 2025, 2024 and 2023, respectively. The Singapore 2025 benefit of $4 million and $0.06 per diluted share is reduced by $14 million and $0.24 per diluted share due to the global minimum tax under Pillar Two, respectively.

The Company’s effective tax rate for the years ended December 31, 2025, 2024 and 2023 was 14.9%, 15.5% and 12.8%, respectively.

The 2025 effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a discrete benefit of $14 million related to the enactment of OBBBA, a $3 million provision related to the GILTI tax and a tax benefit of $3 million on stock-based compensation.

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

Effective starting in 2024, various foreign jurisdictions began to implement aspects of the guidance issued by the Organization for Economic Co-operation and Development (“OECD”) related to the Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, result of operations and cash flows in 2025. The OECD issued additional guidance in January 2026 on the Pillar Two system of global minimum tax rules, and the Company is assessing future impact.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, (“OBBBA”), enacting changes to the United States federal tax code, including adjustments to effective tax rates on certain types of income and certain deduction limitations. The OBBBA did not have a material impact on the Company’s financial position, results of operations and cash flows for the year ended December 31, 2025. The Company will continue to monitor the impact of this Act in future periods.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$642,629	$637,834	$642,234
Depreciation and amortization	206,237	191,825	165,905
Stock-based compensation	54,127	44,709	36,868
Deferred income taxes	(14,657)	(877)	(1,197)
Change in accounts receivable	(55,498)	(66,240)	49,179
Change in inventories	(65,933)	20,943	(45,443)
Change in accounts payable and other current liabilities	(89,012)	61,585	(79,524)
Change in deferred revenue and customer advances	957	6,165	10,433
Other changes	(26,295)	(133,821)	(175,646)

Net cash provided by operating activities	652,555	762,123	602,809
Net cash used in investing activities	(152,253)	(143,089)	(1,442,265)
Net cash used in financing activities	(237,205)	(696,675)	754,951
Effect of exchange rate changes on cash and cash equivalents	(621)	7,920	(948)

Increase (decrease) in cash and cash equivalents	$262,476	$(69,721)	$(85,453)

Cash Flow from Operating Activities

Net cash provided by operating activities was $653 million, $762 million and $603 million in 2025, 2024 and 2023, respectively. The decrease in 2025 operating cash flow was primarily a result of higher net income being offset by $24 million in additional tax payments associated with the final 2018 Tax Reform Transition payment as compared to the prior year, $52 million of costs related to the implementation of the Company’s new ERP system, and $29 million of payments made in connection with transaction and integration costs associated with the BDS Business Acquisition. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, in addition to the changes in net income:

•

The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 84 days at December 31, 2025, 79 days at December 31, 2024 and 78 days at December 31, 2023.

•

The increase in inventory can primarily be attributed to higher tariffs on material costs as well as an increase in safety stock levels to help navigate tariffs and mitigate any future supply chain issues and the effect of foreign currency translation.

•	The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	In 2025, cash from operating activities was impacted by $61 million more of income tax payments compared to the prior year.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $152 million, $143 million and $1.4 billion in 2025, 2024 and 2023, respectively. Additions to fixed assets and capitalized software were $113 million, $142 million and $161 million in 2025, 2024 and 2023, respectively. The cash flows from investing activities in 2023 include $16 million of capital expenditures related to the major expansion of the Company’s precision chemistry consumable operations in the United States.

In 2023, the Company completed the acquisition of Wyatt for a total purchase price of $1.3 billion in cash. Wyatt is a pioneer in innovative light scattering and field-flow fractionation instruments, software, accessories, and services. The acquisition has expanded Waters’ portfolio and increased our exposure to large molecule applications.

There were no business acquisitions in 2024.

On May 20, 2025, the Company completed the acquisition of Halo Labs for a total purchase price of $35 million in cash, net of cash acquired. Halo Labs is an innovator of specialized imaging technologies to detect, identify and count interfering materials in therapeutic products, such as cell, protein and gene therapies.

Cash Flow from Financing Activities

The Company has a credit agreement with an aggregate borrowing capacity of $1.8 billion. As of December 31, 2025, the Company had a total of $1.4 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $0.1 billion borrowed under its credit agreement. The Company’s net debt borrowings as of December 31, 2025 were $220 million lower than as of December 31, 2024, while the net borrowings as of December 31, 2024 were $730 million lower than as of December 31, 2023. These changes in outstanding debt balances over these periods is attributable to the funding of the 2023 Wyatt acquisition and the subsequent debt repayments in 2024 and 2025.

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

In connection with the BDS Business Acquisition, on January 8, 2026, SpinCo entered into the SpinCo Credit Agreement. On the Funding Date, SpinCo borrowed $4.0 billion of unsecured term loans under the SpinCo Credit Agreement, consisting of a $3.5 billion tranche which will mature and be payable in full 364 days after the Funding Date and a $500 million tranche which will mature and be payable in full on the second anniversary of the Funding Date, and such funds were used by SpinCo on the Funding Date to finance the SpinCo Cash Distribution. Upon consummation of the BDS Business Acquisition, all of this indebtedness was assumed by the Company. The Company plans to refinance the $3.5 billion tranche in the first quarter of 2026 with long-term bond financing. There can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. If the Company is unable to obtain financing on commercially reasonable terms, the Company may be required to reduce or delay investments, strategic acquisitions and capital expenditures, seek additional capital to refinance its indebtedness or use existing borrowing capacity under its existing revolving credit facility. The Company intends to repay the $500 million tranche at or prior to maturity.

Concurrently with the execution of the Merger Agreement, the Company and a financial institution executed a 364-day bridge facility commitment letter, pursuant to which such financial institution committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement, on the terms and conditions set forth therein. The Company incurred $5 million of financing costs in connection with this bridge facility that are being amortized over the term of the bridge facility. In addition, in connection with financing activities related to the BDS Business Acquisition, the Company paid $14 million of financing costs on behalf of SpinCo. These financing costs were expensed in 2025.

As of December 31, 2025, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $900 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $11 million, $9 million and $11 million in 2025, 2024 and 2023, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $11 million in 2026.

In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2024 or 2025. In addition, the Company repurchased $15 million, $13 million and $12 million of common stock related to the vesting of restricted stock units during 2025, 2024 and 2023, respectively.

The Company received $21 million, $30 million and $30 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during 2025, 2024 and 2023, respectively.

The Company had cash, cash equivalents and investments of $588 million as of December 31, 2025. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $372 million held by foreign subsidiaries at December 31, 2025, of which $306 million was held in currencies other than U.S. dollars.

As of December 31, 2025, the Company’s material cash requirements include the following contractual and other obligations:

Long-term debt. As of December 31, 2025, the Company had $1.4 billion of cash requirements for the principal on long-term debt that will mature and be paid as follows: $460 million in 2026; $50 million in 2028; $300 million in 2029; $200 million in 2030 and $400 million in 2031.

Interest on Senior Unsecured Notes. As of December 31, 2025, the Company had $112 million of cash requirements for the interest on senior unsecured notes that is to be paid as follows: $32 million in 2026; $25 million in 2027; $23 million in 2028; $20 million in 2029; $10 million in 2030; and $2 million in 2031. See also Note 8 in the Notes to the Consolidated Financial Statements for financial information about interest payable.

Operating Leases. The Company’s cash requirements for future lease payments were approximately $89 million as of December 31, 2025. See also Note 11 in the Notes to the Consolidated Financial Statements for financial information about lease liabilities.

Long-term Software Contract Commitments. For contracts the Company is committed to that are not cancelable without penalties, the Company’s contractual obligations were approximately $74 million as of December 31, 2025. In December 2024, the Company’s Board of Directors approved the implementation of a new ERP system. The Company anticipates spending approximately $130 million in connection with the implementation of the new ERP system, of which $52 million has been spent on capitalized software and operating expenses through the end of 2025. The Company expects to use existing cash and its credit facility to fund the ERP implementation.

Wyatt Retention Agreements. In conjunction with the Wyatt acquisition, the Company entered into retention agreements with certain employees, in which the Company agreed to pay a total of $40 million by the end of the second anniversary of the acquisition date provided the employees remain employed over that period of time. As of December 31, 2025, the Company has paid all obligations associated with the Wyatt retention agreements.

Management believes, as of the date of this report, that the Company’s financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions for at least the next twelve months. The Company may at any time and from time to time purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness pursuant to the terms of such indebtedness, in open market or negotiated transactions, via tender offer or otherwise, including through the incurrence of new indebtedness, as the Company considers appropriate in light of market conditions and other relevant factors.

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

The Company’s deferred revenue liabilities at December 31, 2025 of $345 million on the consolidated balance sheets consist of instrument service contract obligations and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.

Loss Provision on Inventory

The Company values all of its inventories at the lower of cost or net realizable value on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2025 was recorded at its net realizable value of $572 million, which is net of write-downs of $44 million.

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

We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. We have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, we compare the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company performs an annual goodwill impairment assessment for its reporting units as of the last day of the first month of the fourth fiscal quarter each year. The Company has two reporting units: Waters and TA. Goodwill is allocated to the reporting units at the time of acquisition.

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

Goodwill totaled $1.3 billion as of both December 31, 2025 and 2024. Net intangible assets and long-lived assets amounted to $558 million and $642 million, as of December 31, 2025, respectively, and $568 million and $651 million as of December 31, 2024, respectively.

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

Uncertain Tax Positions

The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company classified interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. At December 31, 2025, the Company had unrecognized tax benefits, excluding interest and penalties, of $15 million.

The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. This incentive has similar requirements for business spending targets, attaining and sustaining employment targets and performance of certain research and manufacturing activities as previous agreements. The Company determined that it is more likely than not to realize the tax incentive in Singapore and, accordingly, has not recognized any reserves for unrecognized tax benefits on its balance sheet related to this incentive. In the event that any of the milestone targets are not met, the Company will not be entitled to the tax exemption on income earned in Singapore and all the tax benefits previously recognized would be reversed, resulting in the recognition of income tax expense equal to the statutory tax of 17% on income earned during that period.

The effect of applying these concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income by $4 million, $14 million and $16 million and increased the Company’s net income per diluted share by $0.06, $0.24 and $0.27 for the years ended December 31, 2025, 2024 and 2023, respectively. The Singapore 2025 benefit of $4 million and $0.06 per diluted share is reduced by $14 million and $0.24 per diluted share due to the global minimum tax under Pillar Two, respectively.

Business Combinations and Asset Acquisitions

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in our recent acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted-average cost of capital, adjusted for specific risks associated with the assets.

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

Cash Flow Hedges

The Company’s Credit Facility is a variable borrowing and has interest payments based on a contractually specified interest rate index. The contractually specified index on the Credit Facility is the 3-month Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company enters into interest rate swaps that will effectively lock-in the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to earnings in the period that the underlying transaction impacts consolidated earnings. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive loss will be reclassified to earnings in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the years ended December 31, 2025 and 2024, the Company did not have any cash flow hedges that were deemed ineffective.

Interest Rate Cross-Currency Swap Agreements

As of December 31, 2025, the Company had three-year interest rate cross-currency swap derivative agreements with a notional value of $900 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2025		December 31, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$39,053	$329	$14,999	$482
Other current liabilities	$18,979	$248	$24,749	$261
Interest rate cross-currency swap agreements:
Other assets	$20,000	$346	$625,000	$26,196
Other liabilities	$880,000	$50,493	$—	$—
Accumulated other comprehensive (loss) income		$(53,730)	—	$32,979
Interest rate swap cash flow hedges:
Other assets	$50,000	$34	$100,000	$503
Other liabilities	$100,000	$2,384	$50,000	$641
Accumulated other comprehensive (loss) income		$(2,350)	—	$(138)

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial Statement Classification	Year Ended December 31,
		2025	2024	2023
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(1,780)	$850	$224
Unrealized (losses) gains on open contracts	Cost of sales	(140)	245	(156)

Cumulative net pre-tax (losses) gains	Cost of sales	$(1,920)	$1,095	$68

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$10,920	$10,110	$10,974
Unrealized (losses) gains on open contracts (1)	Accumulated other comprehensive loss	$(86,709)	$40,954	$(18,001)
Interest rate swap cash flow hedges:
Interest earned	Interest income	$468	$1,281	$326
Unrealized losses on open contracts	Accumulated other comprehensive loss	$(2,211)	$(2,835)	$(2,974)

(1)

Unrealized (losses) gains on open contracts from interest rate cross-currency swap agreements fluctuated year over year primarily due to changes in foreign exchange rates, which resulted in period-to-period variability.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of December 31,

2025 would decrease pre-tax earnings by approximately $3 million. Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of December 31, 2025 would increase by approximately $95 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity. The related impact on interest income would not have a material effect on pre-tax earnings.

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bill money market funds and commercial paper. As of December 31, 2025, the carrying value of the Company’s cash and cash equivalents approximated fair value.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of December 31, 2025, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2025 and 2024, $372 million out of $588 million and $275 million out of $325 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $306 million out of $588 million and $226 million out of $325 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of December 31, 2025 would decrease by approximately $31 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Waters Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Waters Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control—Integrated Framework
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
Product Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company recognizes revenue on product sales at the time control of the product transfers to the customer. Certain of the Company’s customers have terms where control of the product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery. Product sales totaled $2.0 billion for the year ended December 31, 2025.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 23,
202
6
We have served as the Company’s auditor since 1994.

6
3

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$587,831	$325,355
Accounts receivable, net	828,844	733,365
Inventories	572,371	477,261
Other current assets	158,599	133,130

Total current assets	2,147,645	1,669,111
Property, plant and equipment, net	642,046	651,200
Intangible assets, net	558,179	567,906
Goodwill	1,340,081	1,295,720
Operating lease assets	80,764	74,193
Other assets	307,835	295,665

Total assets	$5,076,550	$4,553,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$460,000	$—
Accounts payable	103,778	99,931
Accrued employee compensation	99,654	93,969
Deferred revenue and customer advances	266,540	250,807
Current operating lease liabilities	31,091	25,537
Accrued income taxes	35,530	158,658
Accrued warranty	12,261	11,602
Other current liabilities	230,645	149,254

Total current liabilities	1,239,499	789,758
Long-term liabilities:
Long-term debt	947,445	1,626,488
Long-term portion of retirement benefits	43,918	44,611
Long-term income tax liabilities	34,075	30,318
Long-term operating lease liabilities	52,548	50,317
Other long-term liabilities	197,823	183,796

Total long-term liabilities	1,275,809	1,935,530

Total liabilities	2,515,308	2,725,288
Commitments and contingencies (Notes 8, 9, 10, 11, 12 and 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 163,162 and 162,962 shares issued, 59,549 and 59,388 shares outstanding at December 31, 2025 and December 31, 2024, respectively	1,632	1,630
Additional paid-in capital	2,416,237	2,341,298
Retained earnings	10,431,284	9,788,655
Treasury stock, at cost, 103,613 and 103,574 shares at December 31, 2025 and December 31, 2024, respectively	(10,162,460)	(10,147,793)
Accumulated other comprehensive loss	(125,451)	(155,283)

Total stockholders’ equity	2,561,242	1,828,507

Total liabilities and stockholders’ equity	$5,076,550	$4,553,795

The accompanying notes are an integral part of the consolidated financial statements.

6
4

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Revenues:
Product sales	$1,977,100	$1,844,176	$1,903,050
Service sales	1,188,186	1,114,211	1,053,366

Total net sales	3,165,286	2,958,387	2,956,416
Costs and operating expenses:
Cost of product sales	820,267	747,920	766,374
Cost of service sales	468,555	452,281	428,849
Selling and administrative expenses	830,374	690,148	736,014
Research and development expenses	195,711	183,027	174,945
Purchased intangibles amortization	47,791	47,090	32,558
Litigation provisions	—	11,568	—

Total costs and operating expenses	2,362,698	2,132,034	2,138,740

Operating income	802,588	826,353	817,676
Other income, net	3,061	776	807
Interest expense	(69,548)	(89,677)	(98,861)
Interest income	18,777	17,416	16,621

Income before income taxes	754,878	754,868	736,243
Provision for income taxes	112,249	117,034	94,009

Net income	$642,629	$637,834	$642,234

Net income per basic common share	$10.80	$10.75	$10.87
Weighted-average number of basic common shares	59,509	59,333	59,076
Net income per diluted common share	$10.76	$10.71	$10.84
Weighted-average number of diluted common shares and equivalents	59,706	59,552	59,270

The accompanying notes are an integral part of the consolidated financial statements.

6
5

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$642,629	$637,834	$642,234
Other comprehensive income (loss):
Foreign currency translation	28,858	(26,565)	17,761
Unrealized (losses) gains on derivative instruments before reclassifications	(1,743)	4,116	(2,648)
Amounts reclassified to interest income	(468)	(1,281)	(326)

Unrealized (losses) gains on derivative instruments before income taxes	(2,211)	2,835	(2,974)
Income tax benefit (expense)	530	(680)	714

Unrealized (losses) gains on derivative instruments, net of tax	(1,681)	2,155	(2,260)
Retirement liability adjustment before reclassifications	3,678	3,828	(10,153)
Amounts reclassified to other income, net	(2)	448	(98)

Retirement liability adjustment before income taxes	3,676	4,276	(10,251)
Income tax (expense) benefit	(1,021)	(1,029)	2,202

Retirement liability adjustment, net of tax	2,655	3,247	(8,049)
Other comprehensive income (loss)	29,832	(21,163)	7,452

Comprehensive income	$672,461	$616,671	$649,686

The accompanying notes are an integral part of the consolidated financial statements.

6
6

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$642,629	$637,834	$642,234
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	54,127	44,709	36,868
Deferred income taxes	(14,657)	(877)	(1,197)
Depreciation	88,144	87,018	84,625
Amortization of intangibles	118,093	104,807	81,280
Other adjustments	(2,398)	—	(742)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(55,498)	(66,240)	49,179
(Increase) decrease in inventories	(65,933)	20,943	(45,443)
Increase in other current assets	(33,282)	(9,537)	(43,164)
Decrease (increase) in other assets	21,726	4,654	(26,264)
(Decrease) increase in accounts payable and other current liabilities	(89,012)	61,585	(79,524)
Increase in deferred revenue and customer advances	957	6,165	10,433
Decrease in other liabilities	(12,341)	(128,938)	(105,476)

Net cash provided by operating activities	652,555	762,123	602,809
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(112,745)	(142,481)	(160,632)
Asset and business acquisitions, net of cash acquired	(35,053)	—	(1,282,354)
Proceeds from (investments in) equity investments, net	(7,295)	(1,489)	742
Purchases of investments	—	(3,729)	(1,791)
Maturities and sales of investments	—	4,610	1,770
Proceeds from sale of assets	2,840	—	—

Net cash used in investing activities	(152,253)	(143,089)	(1,442,265)
Cash flows from financing activities:
Proceeds from debt issuances	70,000	170,000	1,450,040
Payments on debt	(290,000)	(900,000)	(670,040)
Payments of debt issuance costs	(23,321)	—	(400)
Proceeds from stock plans	20,790	30,366	29,792
Purchases of treasury shares	(14,667)	(13,541)	(70,277)
(Payments for) proceeds from derivative contracts	(7)	16,500	15,836

Net cash (used in) provided by financing activities	(237,205)	(696,675)	754,951
Effect of exchange rate changes on cash and cash equivalents	(621)	7,920	(948)

Increase (decrease) in cash and cash equivalents	262,476	(69,721)	(85,453)
Cash and cash equivalents at beginning of period	325,355	395,076	480,529

Cash and cash equivalents at end of period	$587,831	$325,355	$395,076

Supplemental cash flow information:
Interest paid	$44,648	$92,096	$94,099
Income taxes paid	$244,236	$183,341	$243,316
The accompanying notes are an integral part of the consolidated financial statements.

6
7

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance December 31, 2022	162,425	$1,624	$2,199,824	$8,508,587	$(10,063,975)	$(141,572)	$504,488
Net income	—	—	—	642,234	—	—	642,234
Other comprehensive income	—	—	—	—	—	7,452	7,452
Issuance of common stock for employees:
Employee Stock Purchase Plan	41	—	11,124	—	—	—	11,124
Stock options exercised	100	1	17,635	—	—	—	17,636
Treasury stock	—	—	—	—	(70,277)	—	(70,277)
Stock-based compensation	143	2	37,682	—	—	—	37,684

Balance December 31, 2023	162,709	$1,627	$2,266,265	$9,150,821	$(10,134,252)	$(134,120)	$1,150,341

Net income	—	—	—	637,834	—	—	637,834
Other comprehensive loss	—	—	—	—	—	(21,163)	(21,163)
Issuance of common stock for employees:
Employee Stock Purchase Plan	36	—	9,778	—	—	—	9,778
Stock options exercised	98	1	21,203	—	—	—	21,204
Treasury stock	—	—	—	—	(13,541)	—	(13,541)
Stock-based compensation	119	2	44,052	—	—	—	44,054

Balance December 31, 2024	162,962	$1,630	$2,341,298	$9,788,655	$(10,147,793)	$(155,283)	$1,828,507

Net income	—	—	—	642,629	—	—	642,629
Other comprehensive income	—	—	—	—	—	29,832	29,832
Issuance of common stock for employees:
Employee Stock Purchase Plan	35	—	11,005	—	—	—	11,005
Stock options exercised	51	1	10,443	—	—	—	10,444
Treasury stock	—	—	—	—	(14,667)	—	(14,667)
Stock-based compensation	114	1	53,491	—	—	—	53,492

Balance December 31, 2025	163,162	$1,632	$2,416,237	$10,431,284	$(10,162,460)	$(125,451)	$2,561,242

The accompanying notes are an integral part of the consolidated financial statements.

6
8

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
Acquisition of BD Biosciences & Diagnostic Solutions Businesses
On February 9, 2026, the Company completed the acquisition (the “BDS Business Acquisition”) of the Biosciences & Diagnostic Solutions business (the “BDS Business”) of Becton, Dickinson and Company (“BD”). The transaction was structured as a Reverse Morris Trust transaction, where the BDS Business was spun off to BD shareholders and simultaneously merged with a wholly-owned subsidiary of the Company. The 2025 financial results of the BDS Business are not included in the Company’s 2025 consolidated financial results presented herein.
2 Basis of Presentation and Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, income taxes and inventory valuation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.
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

6
9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s net sales derived from operations outside the United States were 69%, 68% and 69% in 2025, 2024 and 2023, respectively. Gains and losses from foreign currency transactions are included primarily in cost of sales in the consolidated statements of operations. In 2025, 2024 and 2023, foreign currency transactions resulted in net losses of $28 million, $36 million and $16 million, respectively.
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
The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2025 and 2024, $372 million out of $588 million and $275 million out of $325 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $306 million out of $588 million and $226 million out of $325 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2025 and 2024, respectively.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has very limited use of rebates and other cash considerations payable to customers and, as a result, the transaction price

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following is a summary of the activity of the Company’s allowance for credit losses for the twelve months ended December 31, 2025, 2024 and 2023 (in thousands):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period
Allowance for Credit Losses
December 31, 2025	$14,269	$5,834	$(8,029)	$12,074
December 31, 2024	$19,335	$3,198	$(8,264)	$14,269
December 31, 2023	$14,311	$8,120	$(3,096)	$19,335
Concentration of Credit Risk
The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 59%, 58% and 57% in 2025, 2024 and 2023, respectively. None of the Company’s individual customers accounted for more than 2% of annual Company sales in 2025, 2024 or 2023. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant credit losses.
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

7
1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company makes variable lease payments that do not depend on a rate or index, primarily for items such as real estate taxes and other expenses. These expenses are recorded as variable costs in the period incurred. For the years ended December 31, 2025, 2024 and 2023, variable costs incurred were not material.
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
For leases with terms greater than 12 months, the Company records a right-of-use
asset and lease liability at the present value of lease payments over the term of the leases and records rent expense on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements to short-term leases with terms less than 12 months. For short-term leases, the Company recognizes lease payments in net income on a straight-line basis over the term of the lease. For the years ended December 31, 2025, 2024 and 2023, costs incurred related to short-term leases were not material.
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
Asset Impairments
The Company reviews its long-lived assets for impairment at the asset group level in accordance with the accounting standards for property, plant and equipment. Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the recoverability of the carrying value of the asset based on the expected future cash flows, relying on a number of factors, including, but not limited to, operating results, business plans, economic projections and anticipated future cash flows. If the asset is deemed not recoverable, it is written down to fair value and the impairment is recorded in the consolidated statements of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. We have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not

that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, we compare the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company performs an annual goodwill impairment assessment for its reporting units as of the last day of the first month of the fourth fiscal quarter each year. The Company has two reporting units: Waters and TA. Goodwill is allocated to the reporting units at the time of acquisition.
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
Goodwill totaled $1.3 billion as of both December 31, 2025 and 2024, respectively. Net intangible assets and long-lived assets amounted to $558 million and $642 million, as of December 31, 2025, respectively, and $568 million and $651 million as of December 31, 2024, respectively.
Software Development Costs
The Company capitalizes internal and external software development costs for products offered for sale in accordance with the accounting standards for the costs of software to be sold, leased, or otherwise marketed. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three
to ten years. The Company capitalized $54 million, $34 million and $44 million of direct expenses that were related to the development of software in 2025, 2024 and 2023, respectively. Net capitalized software included in intangible assets totaled $171 million and $154 million at December 31, 2025 and 2024, respectively. See Note 7, “Goodwill and Other Intangibles”.
The Company capitalizes software development costs for internal use. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $63 million and $56 million at December 31, 2025 and 2024, respectively. Additionally, net capitalized internal software included in other assets totaled $37 million and $2 million at December 31, 2025 and 2024, respectively.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2025 and 2024. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

7
4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2025 (in thousands):

	Total at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Waters 401(k) Restoration Plan assets	$30,834	$30,834	$—	$—
Foreign currency exchange contracts	329	—	329	—
Interest rate cross-currency swap agreements	346	—	346	—
Interest rate swap cash flow hedge	34	—	34	—

Total	$31,543	$30,834	$709	$—

Liabilities:
Foreign currency exchange contracts	$248	$—	$248	$—
Interest rate cross-currency swap agreements	50,493	—	50,493	—
Interest rate swap cash flow hedge	2,384	—	2,384	—

Total	$53,125	$—	$53,125	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 (in thousands):

	Total at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Waters 401(k) Restoration Plan assets	$30,137	$30,137	$—	$—
Foreign currency exchange contracts	482	—	482	—
Interest rate cross-currency swap agreements	26,196	—	26,196	—
Interest rate swap cash flow hedge	503	—	503	—

Total	$57,318	$30,137	$27,181	$—

Liabilities:
Foreign currency exchange contracts	$261	$—	$261	$—
Interest rate swap cash flow hedge	641	—	641	—

Total	$902	$—	$902	$—

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
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion at both December 31, 2025 and 2024. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.2 billion and $1.1 billion at December 31, 2025 and 2024, respectively, using Level 2 inputs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges
The Company’s Credit Facility is a variable borrowing and has interest payments based on a contractually specified interest rate index. The contractually specified index on the Credit Facility is the
1-month,
3-month
or
6-month
Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Credit Facility. In order to reduce interest rate risk, the Company has entered into interest rate swaps with an aggregate notional value of $150 million to effectively lock in the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated,
and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the twelve months ended December 31, 2025, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of December 31, 2025, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $900 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2025		December 31, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$39,053	$329	$14,999	$482
Other current liabilities	$18,979	$248	$24,749	$261
Interest rate cross-currency swap agreements:
Other assets	$20,000	$346	$625,000	$26,196
Other liabilities	$880,000	$50,493	$—	$—
Accumulated other comprehensive (loss) income		$(53,730)	—	$32,979
Interest rate swap cash flow hedges:
Other assets	$50,000	$34	$100,000	$503
Other liabilities	$100,000	$2,384	$50,000	$641
Accumulated other comprehensive (loss) income		$(2,350)	—	$(138)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in thousands):

	Financial Statement Classification	Year Ended December 31,
		2025	2024	2023
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(1,780)	$850	$224
Unrealized (losses) gains on open contracts	Cost of sales	(140)	245	(156)

Cumulative net pre-tax (losses) gains	Cost of sales	$(1,920)	$1,095	$68

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$10,920	$10,110	$10,974
Unrealized (losses) gains on open contracts (1)	Accumulated other comprehensive loss	$(86,709)	$40,954	$(18,001)
Interest rate swap cash flow hedges:
Interest earned	Interest income	$468	$1,281	$326
Unrealized losses on open contracts	Accumulated other comprehensive loss	$(2,211)	$(2,835)	$(2,974)

(1)
Unrealized (losses) gains on open contracts from interest rate cross-currency swap agreements fluctuated year over year primarily due to changes in foreign exchange rates, which resulted in period-to-period variability.

Stockholders’ Equity
In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. During 2023, the Company repurchased 0.2 million shares of the Company’s outstanding common stock at a cost of $58 million, under authorized share repurchase programs. The Company did not make any open market share repurchases in 2025 and 2024. In addition, the Company repurchased $15 million, $13 million and $12 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company has a total of $1.0 billion authorized for future repurchases.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following is a summary of the activity of the Company’s accrued warranty liability for the twelve months ended December 31, 2025, 2024 and 2023 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
December 31, 2025	$11,602	$7,301	$(6,642)	$12,261
December 31, 2024	$12,050	$7,214	$(7,662)	$11,602
December 31, 2023	$11,949	$7,727	$(7,626)	$12,050
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
Restructuring
In March 2024, the Company implemented a reduction in workforce that impacted approximately 2% of the Company’s employees, primarily in China, where there had been a significant decline in sales as a result of lower customer demand. As a result, the Company incurred approximately $9 million of severance-related costs. During 2024, the Company paid $15 million of severance-related costs in connection with the workforce reduction that occurred in March 2024 and July 2023.
The accrued restructuring activity and payments were immaterial during the year ended December 31, 2025.
Recently Adopted Accounting Standards
In
November 2023
, accounting guidance was issued that requires additional disclosures of reportable segment information. The guidance requires that public entities disclose, on an annual and interim basis

(1) significant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss,
(2)
 an amount for other segment items by reportable segment and a description of its composition (the other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss),
(3)
provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic
280
in interim periods,
(4)
 clarify that if the CODM uses more than
one
measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one
or more of those additional measures of segment profit. However, at least one
of the reported segment profit or loss measures (or the single reported measure, if only one
is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements,
(5)
 the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (6) if a public entity has a single reportable segment to provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update do not change how operating segments are identified or aggregated nor how the quantitative thresholds are applied to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption.
The Company adopted this accounting standard update for the year ended December 31, 2024.
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
Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company has adopted this accounting standard update on a prospective basis and included the disclosures in Note
9 “Income Taxes”.
Recently Issued Accounting Standards
In November 2024, accounting guidance was issued to improve disclosures of expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee compensation, depreciation, amortization, and deplet ion)
in commonly presented expense captions (such as cost of sales, SG&A, and research and development). This incremental information will allow investors to better understand the components of an entity’s expenses, make their own judgements about the entity’s performance, and more accurately forecast expenses which will allow investors to better assess an entity’s prospects for future cash flows. The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(d), (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not believe this accounting standard update will have a material impact on the Company’s financial position, results of operations and cash flows. The Company is currently evaluating the impact the adoption of this accounting standard update will have on our footnote disclosures.
In September 2025, accounting guidance was issued to amend the existing guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. Under the new standard, entities will begin to capitalize eligible software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this standard are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the impact the adoption of this accounting standard update will have on our consolidated financial statements and footnote disclosures.
In November 2025, accounting guidance was issued, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendment enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this accounting standard update will have on our consolidated financial statements and footnote disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s deferred revenue and customer advances for the twelve months ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Balance at the beginning of the period	$320,046	$323,516	$285,175
Recognition of revenue included in balance at beginning of the period	(275,549)	(265,167)	(240,808)
Revenue deferred during the period, net of revenue recognized	300,224	261,697	279,149

Balance at the end of the period	$344,721	$320,046	$323,516

The Company classified $
78
 million and $
69
 million of deferred revenue and customer advances in other long-term liabilities at December 31, 2025 and 2024, respectively.
The amount of unfulfilled performance obligations as of December 31, 2025, and the time such amounts are expected to be recognized in the future, is as follows (in thousands):

December 31, 2025
Unfulfilled performance obligations expected to be recognized in:
One year or less	$280,276
13-24 months	39,968
25 months and beyond	38,213

Total	$358,457

4 Inventories
Inventories are classified as follows (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$234,633	$227,032
Work in progress	28,157	21,801
Finished goods	309,581	228,428

Total inventories	$572,371	$477,261

During 2025, 2024 and 2023, the Company recorded inventory-related excess and obsolescence provisions of $6 million, $14 million and $11 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5 Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Land and land improvements	$43,768	$40,945
Buildings and leasehold improvements	566,102	547,666
Production and other equipment	824,229	752,872
Construction in progress	48,206	39,180

Total property, plant and equipment	1,482,305	1,380,663
Less: accumulated depreciation and amortization	(840,259)	(729,463)

Property, plant and equipment, net	$642,046	$651,200

During 2025, 2024 and 2023, the Company retired and disposed of approximately $15 million, $108 million and $48 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains or losses on disposals were immaterial for the years ended December 31, 2025, 2024 and 2023.
6 Acquisitions
On May 20, 2025, the Company acquired all of the outstanding equity interests of Optofluidics, Inc., and its wholly owned operating subsidiary, Halo Labs LTD (collectively, “Halo Labs”), for $35 million, net of cash acquired. There is no contingent consideration related to this acquisition.
Halo Labs offers high throughput biopharmaceutical formulation, stability and product quality control tools for aggregate and subvisible particle analysis through the use of custom optics and image processing techniques. As a result of the acquisition, the results of Halo Labs are included in the Company’s consolidated financial statements from the acquisition date.
The Company allocated $
13 million of the purchase price to intangible assets comprised of developed technology and customer relationships. The developed technology will be amortized over ten years, and the customer relationships will be amortized over five years. The Company allocated $24 million of the purchase price to goodwill, which is not deductible for tax purposes and has been allocated to the Waters operating segment. The principal factor that resulted in recognition of goodwill in the acquisition was that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which are higher than if the acquired companies’ technology, customer access or products were utilized on a stand-alone basis.

8
4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities

acquired were valued with input from valuation s
pec
ialists. The Company used various income-approach valuation techniques, which use Level 3 inputs, in determining the fair value of the assets and liabilities acquired.
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

The amounts of revenue and earnings of Halo Labs since the acquisition date included in the consolidated statements of operations for the year ended December 31, 2025 were immaterial. The pro forma effect on the ongoing operations of the Company as though this acquisition had occurred on January 1, 2024 was immaterial to the consolidated financial statements.
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
The following unaudited pro forma information shows the results of the Company’s operations for the twelve months ended December 31, 2023, as if the Wyatt acquisition had occurred on January 1, 2022 (in thousands):

December 31, 2023
Revenue	$2,995,001
Net income	658,431

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Pro forma net income for the twelve months ended December 31, 2023, was adjusted to exclude certain non-recurring expenses related to transaction costs incurred and the fair value adjustment of inventory. These non-recurring expenses were reclassified to the prior period and included in the pro forma net income for the twelve months ended December 31, 2023.
In conjunction with the Wyatt acquisition, the Company entered into retention agreements with certain employees, in which the Company agreed to pay a total of $40 million, in two equal installments upon the first and second anniversary of the acquisition date. As these employees are earning their individual cash award by providing service over the two-year period that benefits the Company, the $40 million will be recognized within total costs and operating expenses in the consolidated statements of operations over the two-year service period. The Company has recorded $4 million, $18 million and
$
19
million of expense in the consolidated statement of operations for the twelve months ended December 31, 2025, 2024 and 2023, respectively.
7  Goodwill and Other Intangibles
The carrying amount of goodwill was $
1.3
 billion at both December 31, 2025 and 2024.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$793,622	$622,970	5 years	$662,085	$508,339	5 years
Purchased intangibles	632,017	295,564	10 years	610,351	241,093	10 years
Trademarks	9,680	—		9,680	—
Licenses	15,611	11,750	7 years	14,549	9,628	7 years
Patents and other intangibles	135,645	98,113	8 years	117,781	87,480	8 years

Total	$1,586,575	$1,028,397	7 years	$1,414,446	$846,540	7 years

The Company capitalized $83 million, $40 million and $468 million of intangible assets for the years ended December 31, 2025, 2024 and 2023, respectively.
The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $89 million and $65 million, respectively, in the year ended

December 31, 2025 due to the effects of foreign currency translation.

Amortization
expense for intangible assets was $118 million, $105 million and $81 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense for intangible assets is estimated to be $121 million per year for each of the next five years.
8 Debt
The Company has a credit agreement with an aggregate borrowing capacity of $1.8 billion. As of December 31, 2025, the Company had a total of $1.4 billion in outstanding debt, which consisted of $1.3 billion in outstanding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior unsecured notes and $0.1 billion borrowed under its credit agreement. The Company’s net debt borrowings as of December 31, 2025 were $220 million lower than as of December 31, 2024, while the net borrowings as of December 31, 2024 were $730 million lower than as of December 31, 2023. These changes in outstanding debt balances over these periods is attributable to the funding of the 2023 Wyatt acquisition and the subsequent debt repayments in 2024 and 2025.
On May 22, 2025, the Company and certain of its subsidiaries, as guarantors, entered into an Amendment and Restatement Agreement (the “Amendment”) in respect of that certain Amended and Restated Credit Agreement, dated as of September 17, 2021 and amended as of March 3, 2023 (the “Existing Credit Agreement”, and as amended by the Amendment, the “Amended Credit Agreement”), with the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the Company, among other things, reduced the aggregate total borrowing capacity of its existing senior unsecured revolving credit facility (the “Credit Facility”) by up to $200 million for an aggregate principal amount of up to $1.8 billion. As of December 31, 2025 and December 31, 2024, the Credit Facility had a total of $0.1 billion and $0.4 billion outstanding, respectively.
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
The Amended Credit Agreement contains affirmative and negative covenants, including limitations on subsidiary debt, liens, sale and leaseback transactions, mergers and certain restrictive agreements, as well as a financial covenant to not permit a leverage ratio as of the end of any fiscal quarter to exceed 3.50 to 1.00 (which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be increased to 4.25 to 1.00 at the Company’s election as of the last day of the fiscal quarter during which the Company’s closing of a material acquisition for which the aggregate consideration involves cash in the amount of $
500
 million or more) and a financial covenant to not permit an interest coverage ratio as of the end of any fiscal quarter for the period of four consecutive fiscal quarters then ended to be less than 3.50 to 1.00. The Credit Facility contains certain representations, warranties and events of default (which are, in some cases, subject to certain exceptions, thresholds and grace periods) including, but not limited to, non-payment
of principal and interest, failure to perform or observe covenants, breaches of representations and warranties and certain bankruptcy-related events.
As of both December 31, 2025 and 2024, the Company had a total of $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than
10
% of the aggregate principal amount outstanding. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
Concurrently with the execution of the merger agreement related to the BDS Business Acquisition (the “Merger Agreement”), the Company and a financial institution executed a 364-day bridge facility commitment letter, pursuant to which such financial institution committed to provide bridge financing of
$
1.8

billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement, on the terms and conditions set forth therein. As of December 31, 2025, no
amounts related to the bridge facility have been drawn. The Company incurred

$
5

million of financing costs that are being amortized over the term of the bridge facility. In addition, in connection with the Merger, the Company incurred
 $
16

million of financing costs on behalf of SpinCo. These financing costs were expensed in the year ended December 31, 2025.
The Company had the following outstanding debt at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Senior unsecured notes - Series K - 3.44%, due May 2026	$160,000	$—
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	—
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	—

Total notes payable and debt, current	460,000	—
Senior unsecured notes - Series K - 3.44%, due May 2026	—	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	—	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	—	100,000
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	400,000
Senior unsecured notes - Series P - 4.91%, due May 2028	50,000	50,000
Senior unsecured notes - Series Q - 4.91%, due May 2030	50,000	50,000
Credit agreement	150,000	370,000
Unamortized debt issuance costs	(2,555)	(3,512)

Total long-term debt	947,445	1,626,488

Total debt	$1,407,445	$1,626,488

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2025 and 2024, the Company had a total amount available to borrow under the Credit Facility of $1.6 billion and $1.6 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.35% and 3.72% at December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $110 million and $111 million at December 31, 2025 and December 31, 2024, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of December 31, 2025 or December 31, 2024.
Annual maturities of debt outstanding at December 31, 2025 are as follows (in thousands):

Total
2026	$460,000
2027	—
2028	50,000
2029	300,000
2030	200,000
Thereafter	400,000

Total	$1,410,000

In connection with the BDS Business Acquisition, on January 8, 2026, SpinCo entered into a Term Loan Credit Agreement with the lenders named therein, Barclays Bank PLC, as administrative agent (the “Agent”), and the other parties party thereto (the “SpinCo Credit Agreement”). On February 6, 2026 (the “Funding Date”), SpinCo borrowed $4.0 billion of unsecured term loans under the SpinCo Credit Agreement, consisting of a $3.5 billion tranche which will mature and be payable in full 364 days after the Funding Date (“Tranche A”) and a $500 million tranche which will mature and be payable in full on the second anniversary of the Funding Date (“Tranche B”), and such funds were used by SpinCo on the Funding Date to finance the SpinCo Cash Distribution. Upon consummation of the BDS Business Acquisition, all of this indebtedness was assumed by the Company. The Company plans to refinance the $3.5 billion tranche in the first quarter of 2026 with long-term bond financing. There can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. If the Company is unable to obtain financing on commercially reasonable terms, the Company may be required to reduce or delay investments, strategic acquisitions and capital expenditures, seek additional capital to refinance its indebtedness or use existing borrowing capacity under its existing revolving credit facility. The Company plans to repay the $500 million tranche at or prior to maturity.
9 Income Taxes
Income tax data for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
The components of income before income taxes are as follows:
Domestic	$57,267	$121,630	$74,119
Foreign	697,611	633,238	662,124

Total	$754,878	$754,868	$736,243

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2025	2024	2023
The components of the income tax provision were as follows:
Federal	$8,997	$20,609	$178
State	4,838	6,395	6,427

Foreign	113,071	90,907	88,601

Total current tax provision	$126,906	$117,911	$95,206

Federal	$(18,553)	$(383)	$(2,457)
State	(564)	303	(3,029)
Foreign	4,460	(797)	4,289

Total deferred tax provision	(14,657)	(877)	(1,197)

Total provision	$112,249	$117,034	$94,009

Year Ended December 31,
2025
Income tax payments (net of refunds received):
U.S. Federal	138,007
U.S. State and Local	6,376
Non-U.S.
Ireland	59,221
Other Non-U.S.	40,632

Total income taxes paid, (net of refunds received)	$244,236

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025 was as follows:

	Year Ended December 31,
	2025	%
U.S. federal statutory tax rate	$158,524	21.0%
State and local income taxes, net of federal income tax effect (a)	1,043	0.1%
Foreign tax effects
Ireland
Statutory tax rate difference between Ireland and United States	(36,662)	(4.9%)
Nondeductible interest expense	9,861	1.3%
Other	(499)	(0.1%)
Singapore
Statutory tax rate difference between Singapore and United States	(7,459)	(1.0%)
Local taxes at a rate different than the statutory rate (b)	(3,380)	(0.4%)
Other	3,448	0.5%
Other foreign jurisdictions	13,416	1.8%
Effect of cross-border tax laws
Global intangible low-taxed income, net of foreign tax credits	3,470	0.5%
Other, net of foreign tax credits	(1,368)	(0.2%)
Tax credits
Foreign tax credits	(29,952)	(4.0%)
Other	(6,659)	(0.9%)
Nontaxable or nondeductible items
Other	9,578	1.3%

Changes in unrecognized tax benefits	(2,306)	(0.3%)
Other adjustments	1, 1 9 4	0. 2%

Effective income tax rate	$112,249	14.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	State taxes in California, Pennsylvania , Minnesota, New Jersey and New York made up the majority (greater than 50 percent) of the tax effect in this category.

(b)	The tax expense (benefit) related to the concessionary tax rate in Singapore was reduced by $14 million due to the global minimum tax under Pillar Two.
The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Federal tax computed at U.S. statutory income tax rate	$158,522	$154,611
GILTI, net of foreign tax credits	4,820	15,103
Uncertain tax positions	5,024	(16,211)
State income tax, net of federal income tax benefit	6,078	2,880
Net effect of foreign operations	(47,732)	(48,587)
Effect of stock-based compensation	(2,155)	(2,262)
Other, net	(7,523)	(11,525)

Provision for income taxes	$117,034	$94,009

The Company’s effective tax rate was
14.9
%,
15.5
% and
12.8
% for the years ended December 31, 2025, 2024 and 2023
, respectively.

The decrease in the Company’s effective tax in 2025 can primarily be attributed to the jurisdictional mix of earnings.
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates and the items discussed below.
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 25% and 17%, respectively, as of December 31, 2025. The Company has a Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying these concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income by
$4 million, $14 million and $16 million and increased the Company’s net income per diluted share by $0.06, $0.24 and $0.27 for the years ended December 31, 2025, 2024 and 2023, respectively. The Singapore 2025 benefit of $4 million and $0.06 per diluted share is reduced by $14 million and $0.24 per diluted share due to the global minimum tax under Pillar Two, respectively.
During
2025, the Company’s effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings
, a discrete benefit of $14 million related to the enactment of OBBBA
, a $3 million provision related to the GILTI tax, including the impact of capitalizing research and development expenditures pursuant to IRC Section 174, and a tax benefit of $3 million on stock-based compensation.
During 2024, the Company’s effective tax rate differed from
the
21
% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $5 million provision related to the GILTI tax, including the impact of capitalizing research and development expenditures pursuant to IRC Section 174, and a tax benefit of $3 million on stock-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses and credits	$146,742	$118,854
Operating leases	17,971	16,573
Amortization	12,047	9,006
Stock-based compensation	6,913	6,343
Deferred compensation	18,931	20,515
Deferred revenue	14,516	15,707
Capitalized Section 174 Expenditures	63,535	51,514
Other	15,120	20,295

Total deferred tax assets	295,775	258,807
Valuation allowance	(140,377)	(119,464)

Deferred tax assets, net of valuation allowance	155,398	139,343
Deferred tax liabilities:
Capitalized software	(30,942)	(29,309)
Operating leases	(17,775)	(16,312)
Indefinite-lived intangibles	(43,883)	(29,924)
Deferred tax liability on foreign earnings	(5,608)	(20,278)

Total deferred tax liabilities	(98,208)	(95,823)

Net deferred tax assets	$57,190	$43,520

The

Company has gross foreign net operating losses of $595 million, of which $200 million do not expire under current laws
 and
 $395 million start expiring in 2026. As of December 31, 2025, the Company has provided a deferred tax valuation allowance of $140 million, of which $134 million relates to certain foreign net operating losses. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $12 million as of December 31, 2025, which represent the future tax benefit of foreign net operating loss carryforwards and tax credit carryforwards.
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

9
2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s gross unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Balance at the beginning of the period	$17,657	$14,323	$29,019
Net reductions for settlement of tax audits	(892)	—	(17,651)
Net reductions for lapse of statutes taken during the period	(790)	(616)	(512)
Net (reductions) additions for tax positions taken during the prior period	(1,832)	3,407	2,473
Net additions for tax positions taken during the current period	1,068	543	994

Balance at the end of the period	$15,211	$17,657	$14,323

As of 2025, the total amount of gross unrecognized tax benefits was $15 million, all of which, if recognized, would impact the Company’s effective tax rate. The Company is subject to various foreign audits and inquiries, and we currently do not expect any material adjustments.
With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2020. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties and deferred tax assets and liabilities.

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Other**	Balance at End of Period
Valuation allowance for deferred tax assets:
2025	$119,464	$5,897	$15,016	$140,377
2024	$57,873	$64,310	$(2,719)	$119,464
2023	$54,300	$1,467	$2,106	$57,873

*
These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts. The increase in the 2024 charge to the provision for income taxes can be attributed to an increase in foreign net operating losses.

**
The changes in the valuation allowance during the years ended December 31, 2025, 2024 and 2023 are primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward.

10 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the year ended December 31, 2024, the Company recorded $12 million of patent litigation settlement provisions
 and related costs. No
litigation provisions were recorded and no litigation payments were made by the Company during the year ended December 31, 2025.
11 Leases
As of December 31, 2025 and 2024, the Company had lease agreements that expire at various dates through 2035, with weighted-average remaining
lease terms of 3.7 years and 3.6 years, respectively. Rental expense was $41 million, $39 million and $38 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025 and 2024, the weighted-average discount rates used to determine the present value of lease liabilities were
3.92
% and
4.41
%, respectively. During the years ended December 31, 2025, 2024 and
2023,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash

paid for amounts included in the measurement of
lease liabilities in operating activities in the statement of cash flows was $
41
 million, $
39
 million and $
38
 million, respectively.
The Company recorded a $19
million and a
$
2

million increase in right-of-use assets in exchange for new operating lease liabilities during the years ended December 31, 2025 and 2023, respectively. The Company recorded a
$
3

million decrease in right-of-use assets in exchange for new operating lease liabilities during the year ended December 31, 2024.
The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in thousands):

\		December 31,
	Financial Statement Classification	2025	2024
Assets:
Property operating lease assets	Operating lease assets	$44,486	$43,622
Automobile operating lease assets	Operating lease assets	36,020	30,013
Equipment operating lease assets	Operating lease assets	258	558

Total lease assets		$80,764	$74,193

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$31,091	$25,537
Long-term operating lease liabilities	Long-term operating lease liabilities	52,548	50,317

Total lease liabilities		$83,639	$75,854

Undiscounted future minimum rents payable as of December 31, 2025 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in thousands):

2026	$33,475
2027	22,727
2028	14,926
2029	10,154
2030	3,259
2031 and thereafter	4,805

Total future minimum lease payments	89,346
Less: amount of lease payments representing interest	(5,707)

Present value of future minimum lease payments	83,639
Less: current operating lease liabilities	(31,091)

Long-term operating lease liabilities	$52,548

12 Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the ordinary course of business.
The Company reviews its third party license and software arrangements in accordance with the accounting standards for internal-use software and hosting arrangements, including identifying service contracts and capitalizing certain implementation costs.

Future minimum fees payable under existing technology and software license agreements as of December 31, 2025 are $74 million for the years ended December 31, 2025 and thereafter. The software license agreements are long-term contracts and are not cancellable by the Company until the expiration of their initial term. The amounts owed under these contracts are included in both other assets and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2025. In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide enterprise resource planning system (“ERP”). The Company anticipates spending approximately $130 million on the ERP implementation, of which $52 million has been spent through the end of 2025. The Company expects to use existing cash and its credit facility to fund the ERP implementation. For the twelve months ended December 31, 2025, the Company has incurred $32 million of capitalized costs included in other assets and $20 million of operating costs included in the consolidated statement of operations for the ERP system implementation.
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
The Merger Agreement contains specified termination rights that requires the Company to pay BD a termination fee of
$733
million if the Merger Agreement is terminated under certain circumstances. As the BDS Business Acquisition closed on February 9, 2026, no
termination fee is payable.
13 Stock-Based Compensation
In
 May 2020, the Company’s shareholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of December 31, 2025, the 2020 Plan has
5.8
 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options, restricted stock unit conversion or performance stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years
after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year
period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2025, the Company had stock options, restricted stock and restricted and performance stock unit awards outstanding.

In

May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan, under which eligible employees may contribute up to
15
% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available
0.8
 million shares of the Company’s common stock, and as of December 31, 2025,
0.8
 million shares have been issued under the plan. Each plan period lasts three months
beginning on January
1
, April 1, July 1 and October 1 of each year.
The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period.
Stock-based compensation expense related to this plan was $
1
 million for each of the years ended December 31, 2025, 2024 and 2023.
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
The consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	2025	2024	2023
Cost of sales	$3,539	$2,587	$2,014
Selling and administrative expenses	42,742	36,160	31,012
Research and development expenses	7,846	5,962	3,842

Total stock-based compensation	$54,127	$44,709	$36,868

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified
stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the twelve months ended December 31, 2025, 2024 and 2023 are as follows:

Options Issued and Significant Weighted-Average Assumptions Used to Estimate Option Fair Values	2025	2024	2023
Options issued in thousands	75	128	132
Risk-free interest rate	4.3%	4.1%	3.9%
Expected life in years	6	6	6
Expected volatility	30.7%	31.9%	31.1%
Expected dividends	—	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2025	2024	2023
Exercise price	$394.94	$325.45	$331.76
Fair value	$152.87	$127.93	$126.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the plans for the twelve months ended December 31, 2025 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted- Average Exercise Price per Share
Outstanding at December 31, 2024	593	$128.93	to	$371.64	$284.74
Granted	75	$368.26	to	$414.09	$394.94
Exercised	(51)	$128.93	to	$345.68	$213.15
Canceled	(11)	$279.90	to	$374.82	$335.50

Outstanding at December 31, 2025	606	$136.43	to	$346.56	$303.53

The following table details the options outstanding at December 31, 2025 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$136.43 to $280.80	206	$235.21	4.2	184	$230.73
$280.81 to $323.65	201	$318.12	6.9	87	$316.13
$323.66 to $346.56	199	$359.52	8.2	53	$342.05

Total	606	$303.53	6.4	324	$271.74

During 2025, 2024 and 2023, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $9 million, $14 million and $11 million, respectively. The total cash received from the exercise of these stock options was $10 million, $21 million and $18 million for the years ended December 31, 2025, 2024 and 2023, respectively.
T
he aggregate intrinsic value of the outstanding stock options at December 31, 2025 was $48 million. There were 0.3 million options exercisable at December 31, 2025, 2024 and 2023. The weighted-average exercise prices of options exercisable at December 31, 2025, 2024 and 2023 were $
271.74
, $
251.63
and $
223.37
, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2025 was
5.2
 years. The aggregate intrinsic value of stock options exercisable as of December 31, 2025 was $
35
 million.
At December 31, 2025, the Company had 0.6 million stock options that are vested and expected to vest. The intrinsic value, weighted-average exercise price and remaining contractual life of the vested and expected to vest stock options were $47 million, $302.88 and 6.3 years, respectively, at December 31, 2025.
The amount of compensation costs recognized for the years ended December 31, 2025, 2024 and 2023 on the stock options expected to vest were $13 million, $11 million and $10 million, respectively. As of December 31, 2025, there were $24 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3 years.
Restricted Stock
During the each of the years ended December 31, 2025, 2024 and 2023, the Company granted three thousand shares of restricted stock. The weighted-average fair value per share on the grant date of the restricted stock granted in 2025, 2024 and 2023 was $368.26, $329.00 and $341.04, respectively. The Company has recorded

$
1
 million of compensation expense in each of the years ended December 31, 2025, 2024 and 2023 related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock
grants. As of December 31, 2025, the Company had
three
 thousand unvested shares of restricted stock outstanding, which have been fully expensed.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the twelve months ended December 31, 2025 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	261	$316.27
Granted	111	$377.02
Vested	(78)	$299.59
Forfeited	(24)	$337.88

Unvested at December 31, 2025	270	$344.22

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2025, 2024 and 2023 on the restricted stock units expected to vest were $27 million, $22 million and $19 million, respectively. As of December 31, 2025, there were $66 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.3 years.
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
The relevant data used to determine the value of the performance stock units granted during the years ended December 31, 2025, 2024 and 2023 are as follows:

Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	2025	2024	2023
Performance stock units issued in thousands	48	43	45
Risk-free interest rate	4.1%	4.7%	4.8%
Expected life in years	2.9	2.9	2.9

Expected volatility	32.5%	30.4%	33.3%
Average volatility of peer companies	30.6%	29.6%	32.8%
Correlation Coefficient	32.1%	33.4%	38.2%
Expected dividends	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the unvested performance stock unit award activity for the twelve months ended December 31, 2025 (
in
thousands, except per share data):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	110	$331.55
Granted	48	$425.93
Vested	(34)	$321.46
Forfeited	(4)	$352.98
Change in performance shares in the year due to exceeding performance targets	2	$416.78

Unvested at December 31, 2025	122	$373.63

The amount of compensation costs recognized for the years ended December 31, 2025, 2024 and 2023 on the performance stock units expected to vest were $13 million, $9 million and $5 million, respectively. As of December 31, 2025, there were $20 million of total unrecognized compensation costs related to the performance stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 1.9 years.
14 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2025
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$642,629	59,509	$10.80
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	197	(0.04)

Net income per diluted common share	$642,629	59,706	$10.76

	Year Ended December 31, 2024
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$637,834	59,333	$10.75
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	219	(0.04)

Net income per diluted common share	$637,834	59,552	$10.71

	Year Ended December 31, 2023
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$642,234	59,076	$10.87
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	194	(0.03)

Net income per diluted common share	$642,234	59,270	$10.84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2025, 2024 and 2023, the Company had 79 thousand, 79 thousand and 245 thousand stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
15 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized (Loss) Income on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(128,359)	$(3,501)	$(2,260)	$(134,120)
Other comprehensive (loss) income, net of tax	(26,565)	3,247	2,155	(21,163)

Balance at December 31, 2024	$(154,924)	$(254)	$(105)	$(155,283)
Other comprehensive income (loss), net of tax	28,858	2,655	(1,681)	29,832

Balance at December 31, 2025	$(126,066)	$2,401	$(1,786)	$(125,451)

16 Retirement Plans
U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute up to 60% of eligible pay on a pre-tax
or
post-tax
basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. The Company also sponsors a 401(k) Restoration Plan, which is a nonqualified defined contribution plan. Employees are 100% vested in employee and Company matching contributions for both plans. For the years ended December 31, 2025, 2024 and 2023, the Company’s matching contributions amounted to $22 million, $20 million and $22 million, respectively.
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
The Company contributed $20 million, $18 million and $18 million in the years ended December 31, 2025, 2024 and 2023, respectively, to the
non-U.S.
plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of
non-U.S. plans
are consistent with local laws and regulations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary data for the U.S. Retiree Healthcare Plan and
Non-U.S. Pension
Plans are presented in the following tables, using the measurement dates of December 31, 2025 and 2024, respectively.
The reconciliation of the projected benefit obligations for the plans at December 31, 2025 and 2024 is as follows (in thousands):

	2025		2024
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$25,851	$83,881	$25,742	$92,391
Service cost	427	3,572	340	3,398
Employee contributions	994	608	1,037	554
Interest cost	1,393	2,585	1,282	2,610
Actuarial losses (gains)	758	(6,410)	(690)	(2,124)
Benefits paid	(2,163)	(1,933)	(1,860)	(2,834)
Plan amendments	—	—	—	(965)
Plan settlements	—	(701)	—	(3,288)
Currency impact	—	9,037	—	(5,861)

Projected benefit obligation, December 31	$27,260	$90,639	$25,851	$83,881

The reconciliation of the fair value of the plan assets at December 31, 2025 and 2024 is as follows (in thousands):

	2025		2024
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Fair value of plan assets, January 1	$19,780	$80,750	$18,153	$86,587
Actual return on plan assets	2,251	(144)	1,764	2,201
Company contributions	809	3,129	686	3,083
Employee contributions	994	608	1,037	554
Plan settlements	—	(701)	—	(3,288)
Benefits paid	(2,163)	(1,933)	(1,860)	(2,834)
Currency impact	—	9,318	—	(5,553)

Fair value of plan assets, December 31	$21,671	$91,027	$19,780	$80,750

The
 summary of the funded status for the plans at December 31, 2025 and 2024 is as follows (in thousands):

	2025		2024
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Projected benefit obligation	$(27,260)	$(90,639)	$(25,851)	$(83,881)
Fair value of plan assets	21,671	91,027	19,780	80,750

Funded status	$(5,589)	$388	$(6,071)	$(3,131)

The change in the Company’s projected benefit obligation for the year ended December 31, 2025 was primarily due to net actuarial gains that arose during the year driven by an increase in discount rates, differences

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between expected and actual return on plan assets, and fluctuations in foreign currency exchange rates during the year. The change in the Company’s projected benefit obligation for the year ended December 31, 2024 was primarily due to net actuarial gains that arose during the year driven by an increase in discount rates, differences between expected and actual return on plan assets, and fluctuations in foreign currency exchange rates during the year.
The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2025 and 2024 is as follows (in thousands):

	2025		2024
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Long-term assets	$—	$8,310	$—	$5,109
Current liabilities	—	(301)	—	—
Long-term liabilities	(5,589)	(7,621)	(6,071)	(8,240)

Net amount recognized at December 31	$(5,589)	$388	$(6,071)	$(3,131)

The accumulated benefit obligation for all defined benefit pension plans was $80 million and $74 million at December 31, 2025 and 2024, respectively.
The summary of the
Non-U.S.
Pension Plans that have accumulated benefit obligations in excess of plan assets at December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Accumulated benefit obligations	$42,957	$38,076
Fair value of plan assets	$39,342	$33,998
The summary of the
Non-U.S.
Pension Plans that have projected benefit obligations in excess of plan assets at December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Projected benefit obligations	$47,518	$42,238
Fair value of plan assets	$39,596	$33,998
The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025		2024		2023
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$427	$3,572	$340	$3,398	$275	$3,073
Interest cost	1,393	2,585	1,282	2,610	1,262	2,797
Expected return on plan assets	(1,221)	(2,978)	(1,120)	(2,825)	(978)	(2,653)
Settlement loss	—	(4)	—	552	—	221
Net amortization:
Prior service credit	—	(45)	(17)	(73)	(19)	(105)
Net actuarial loss (gain)	—	47	—	(14)	—	(195)

Net periodic pension cost	$599	$3,177	$485	$3,648	$540	$3,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the changes in amounts recognized in other comprehensive income (loss) for the plans for the years ended December 31,
2025
, 2024 and 2023 is as follows (in thousands):

	2025		2024		2023
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service cost	$—	$—	$—	$965	$—	$—
Net gain (loss) arising during the year	271	3,287	1,333	1,500	(699)	(9,396)
Amortization:
Prior service credit	—	(45)	(17)	(73)	(19)	(105)
Net loss	—	43	—	538	—	26
Currency impact	—	120	—	30	—	(58)

Total recognized in other comprehensive income (loss)	$271	$3,405	$1,316	$2,960	$(718)	$(9,533)

The components of net periodic benefit cost other than the service cost component are included in other income, net in the consolidated statements of operations.
T
he
 summary of the amounts included in accumulated other comprehensive loss in stockholders’ equity for the plans at December 31, 2025 and 2024 is as follows (in thousands):

	2025		2024
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial gain (loss)	$640	$2,190	$369	$(1,153)
Prior service credit	—	778	—	716

Total	$640	$2,968	$369	$(437)

The plans’ investment asset mix is as follows at December 31, 2025 and
2024
:

	2025		2024
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	65%	6%	65%	6%
Debt securities	35%	16%	35%	17%
Cash and cash equivalents	0%	1%	0%	1%
Insurance contracts and other	0%	77%	0%	76%

Total	100%	100%	100%	100%

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
There have been no changes in the above valuation techniques associated with determining the value of the plans’ assets during the years ended December 31, 2025 and 2024.
The fair value of the Company’s retirement plan assets are as follows at December 31, 2025 (in thousands):

	Total at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (a)	$21,671	$21,671	$—	$—

Total U.S. Retiree Healthcare Plan	21,671	21,671	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	982	982	—	—
Mutual funds (c)	19,828	19,828	—	—
Bank and insurance investment contracts (d)	70,217	—	—	70,217

Total Non-U.S. Pension Plans	91,027	20,810	—	70,217

Total fair value of retirement plan assets	$112,698	$42,481	$—	$70,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s retirement plan assets are as follows at December 31, 2024 (in thousands):

	Total at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (e)	$19,780	$19,780	$—	$—

Total U.S. Retiree Healthcare Plan	19,780	19,780	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	910	910	—	—
Mutual funds (f)	18,413	18,413	—	—
Bank and insurance investment contracts (d)	61,427	—	—	61,427

Total Non-U.S. Pension Plans	80,750	19,323	—	61,427

Total fair value of retirement plan assets	$100,530	$39,103	$—	$61,427

a)
The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 41% in the common stock of large-cap
U.S. companies, 24% in the common stock of international growth companies and 35% in fixed income bonds of U.S. companies and the U.S. government.

b)	Primarily represents deposit account funds held with various financial institutions.
c)
The mutual fund balance in the
Non-U.S.
Pension Plans is primarily invested in the following categories: 66% in international bonds, 28% in the common stock of international companies and 6% in various other global investments.

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

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2025 and 2024 (in thousands):

Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2023	$66,191
Net purchases (sales) and appreciation (depreciation)	(4,764)

Fair value of assets, December 31, 2024	61,427
Net purchases (sales) and appreciation (depreciation)	8,790

Fair value of assets, December 31, 2025	$70,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2025, 2024 and 2023 are as follows:

	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.30%	3.47%	5.62%	3.00%	5.18%	2.97%
Increases in compensation levels	* *	2.88%	* *	2.92%	* *	2.90%
Interest crediting rate	5.25%	1.93%	5.25%	2.09%	5.25%	2.05%

**	Not applicable
The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.62%	3.90%	5.18%	3.58%	5.42%	4.70%
Return on plan assets	6.25%	4.03%	6.25%	3.80%	6.25%	3.95%
Increases in compensation levels	* *	3.81%	* *	3.74%	* *	4.32%
Interest crediting rate	5.25%	1.87%	5.25%	2.03%	5.25%	1.47%

**	Not applicable
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
During fiscal year 2026, the Company expects to contribute a total of approximately $
3
 million to $
6
 million to the Company’s defined
benefit
plans. Estimated future benefit payments from the plans as of December 31, 2025 are as follows (in thousands):

	U.S. Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2026	$2,277	$5,168	$7,445
2027	2,351	4,026	6,377
2028	2,437	5,487	7,924
2029	2,535	4,743	7,278
2030	2,655	4,775	7,430
2031 - 2035	14,265	29,290	43,555
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
The Waters operating segment is primarily in the business of designing, manufacturing, selling and servicing LC and MS instruments, columns and other precision chemistry consumables that can be integrated and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used along with other analytical instruments. The TA operating segment is primarily in the business of designing, manufacturing, selling and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two operating segments have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution; and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated balance sheets
and
consolidated statements of operations for financial information regarding the one reportable segment of the Company.
Net sales for the Company’s products and services are as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Product net sales:
Waters instrument systems	$1,101,826	$1,032,493	$1,108,702
Chemistry consumables	631,458	565,481	541,469
TA instrument systems	243,816	246,202	252,879

Total product sales	1,977,100	1,844,176	1,903,050
Service net sales:
Waters service	1,080,162	1,006,447	951,419
TA service	108,024	107,764	101,947

Total service sales	1,188,186	1,114,211	1,053,366

Total net sales	$3,165,286	$2,958,387	$2,956,416

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Net Sales:
Asia:
China	$437,468	$396,599	$440,707
Asia Other	602,929	572,623	567,118

Total Asia	1,040,397	969,222	1,007,825
Americas:
United States	965,782	933,926	927,982
Americas Other	195,731	181,854	180,591

Total Americas	1,161,513	1,115,780	1,108,573
Europe	963,376	873,385	840,018

Total net sales	$3,165,286	$2,958,387	$2,956,416

None of the Company’s individual customers accounts for more than 2% of annual Company sales. Net sales by customer class are as follows
for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Pharmaceutical	$1,873,362	$1,718,899	$1,696,875
Industrial	961,154	908,486	909,003
Academic and government	330,770	331,002	350,538

Total net sales	$3,165,286	$2,958,387	$2,956,416

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the years ended December 31, 2025, 2024 and
2023
(in thousands):

	2025	2024	2023
Net sales recognized at a point in time:
Instrument systems	$1,345,642	$1,278,695	$1,361,581
Chemistry consumables	631,458	565,481	541,469
Service sales recognized at a point in time (time & materials)	387,686	369,149	372,530

Total net sales recognized at a point in time	2,364,786	2,213,325	2,275,580
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	800,500	745,062	680,836

Total net sales	$3,165,286	$2,958,387	$2,956,416

Long-lived assets information at December 31, 2025, 2024 and 2023 is presented below (in thousands):

	December 31,
	2025	2024	2023
Long-lived assets:
United States	$419,827	$445,883	$440,993
Americas Other	1,728	1,971	2,632

Total Americas	421,555	447,854	443,625
Europe	198,330	176,310	167,948
Asia	22,161	27,036	27,500

Total long-lived assets	$642,046	$651,200	$639,073

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant segment expenses, revenues and net income of the Company’s one reportable segment are as follows for the years ended
December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Total sales, net	$3,165,286	$2,958,387	$2,956,416
Less:
Labor costs within selling and administrative and research and development expenses	(645,147)	(596,381)	(605,884)
Material purchases	(538,790)	(556,123)	(551,005)
Labor costs within product and service cost of sales	(387,970)	(350,978)	(358,788)
Other segment expenses	(790,791)	(628,552)	(623,063)
Interest expense and other income, net	(47,710)	(71,485)	(81,433)
Provision for income taxes	(112,249)	(117,034)	(94,009)

Net income	$642,629	$637,834	$642,234

The other segment expenses include ERP implementation costs, transaction costs, depreciation and amortization expenses, facilities and information technology costs, travel, freight, professional fees and all other costs.
18 Unaudited Quarterly Results
The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2025	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$661,705	$771,332	$799,887	$932,362	$3,165,286
Costs and operating expenses:
Cost of sales	276,745	321,407	327,806	362,864	1,288,822
Selling and administrative expenses	174,881	201,257	214,229	240,007	830,374
Research and development expenses	46,622	48,548	53,643	46,898	195,711
Purchased intangibles amortization	11,712	11,907	12,095	12,077	47,791

Total costs and operating expenses	509,960	583,119	607,773	661,846	2,362,698

Operating income	151,745	188,213	192,114	270,516	802,588
Other income (expense), net	1,524	(676)	(70)	2,283	3,061
Interest expense	(14,270)	(14,354)	(26,637)	(14,287)	(69,548)
Interest income	3,889	4,507	4,712	5,669	18,777

Income before income taxes	142,888	177,690	170,119	264,181	754,878
Provision for income taxes	21,507	30,579	21,196	38,967	112,249

Net income	$121,381	$147,111	$148,923	$225,214	$642,629

Net income per basic common share	2.04	2.47	2.50	3.78	10.80
Weighted-average number of basic common shares	59,439	59,515	59,528	59,546	59,509
Net income per diluted common share	2.03	2.47	2.50	3.77	10.76
Weighted-average number of diluted common shares and equivalents	59,711	59,656	59,622	59,763	59,706

1
09

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2024	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$636,839	$708,529	$740,305	$872,714	$2,958,387
Costs and operating expenses:
Cost of sales	261,786	288,244	301,655	348,516	1,200,201
Selling and administrative expenses	174,536	173,247	169,097	173,268	690,148
Research and development expenses	44,595	46,182	45,336	46,914	183,027
Purchased intangibles amortization	11,834	11,744	11,759	11,753	47,090
Litigation provisions	10,242	—	1,326	—	11,568

Total costs and operating expenses	502,993	519,417	529,173	580,451	2,132,034

Operating income	133,846	189,112	211,132	292,263	826,353
Other income (expense), net	2,259	(302)	(338)	(843)	776
Interest expense	(25,520)	(23,726)	(21,435)	(18,996)	(89,677)
Interest income	4,271	4,328	4,258	4,559	17,416

Income before income taxes	114,856	169,412	193,617	276,983	754,868
Provision for income taxes	12,660	26,675	32,114	45,585	117,034

Net income	$102,196	$142,737	$161,503	$231,398	$637,834

Net income per basic common share	1.73	2.41	2.72	3.90	10.75
Weighted-average number of basic common shares	59,232	59,339	59,367	59,386	59,333
Net income per diluted common share	1.72	2.40	2.71	3.88	10.71
Weighted-average number of diluted common shares and equivalents	59,431	59,451	59,504	59,645	59,552
The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year-end. Selling and administrative expenses are typically higher after the first quarter in each year as the Company’s annual payroll merit increases take effect.
19 Subsequent Events
Acquisition of BD Biosciences & Diagnostic Solutions Businesses
On February 9, 2026, the Company completed the BDS Business Acquisition for a total purchase price, including assumed debt, of
$16.8 billion. This transformative combination establishes an innovative global leader in life sciences and diagnostics, enhancing the Company’s scale, broadening its capabilities and expanding its presence across attractive end markets.
The transaction is structured as a Reverse Morris Trust transaction, where BD’s Biosciences & Diagnostic Solutions business will be spun off to BD shareholders and simultaneously merged with a wholly owned subsidiary of the Company.
In

connection with the BDS Business Acquisition, on January 8, 2026, SpinCo entered into the SpinCo Credit Agreement. On the Funding Date, SpinCo borrowed
$
4.0
billion of unsecured term loans under the SpinCo Credit Agreement, consisting of a
$
3.5
billion tranche which will mature and be payable in full 364 days after the Funding Date and a
$
500
million tranche which will mature and be payable in full on the second anniversary of the Funding Date, and such funds were used by SpinCo on the Funding Date to finance the SpinCo Cash Distribution. Upon consummation of the BDS Business Acquisition, all of this indebtedness was assumed by Waters.

11
0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the BDS Business Acquisition, and in addition to the $4 billion of debt assumed by Waters upon completion of the BDS Business Acquisition, the Company and a financial institution executed a 364-day bridge facility commitment letter, pursuant to which such financial institution committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the BDS Business Acquisition. The bridge facility was cancelled on the closing date of the BDS Business Acquisition. As a result of the cancellation of the bridge facility, the remaining financing costs of $
5
million that were being amortized over the term of the bridge facility were recorded as interest expense in February 2026.
In addition, in connection with the acquisition of the BDS Business, the Company has incurred approximately

$97 million of transaction, integration, financing and other internal costs for the year ended December 31, 2025. As a result of the closing on February 9, 2026, the Company incurred additional transaction related expenses of $48 million of which were recorded as selling and administrative expenses in February 2026.
As of the date of this filing, the accounting for the BDS Business Acquisition has not been completed, which includes the measurement of certain intangible assets and goodwill. The Company is still evaluating the allocation of the preliminary purchase price consideration and pro forma results of operations. Following the closing of the BDS Business Acquisition in February 2026, the Company has reorganized the existing and new business units into the following four segments: Waters Analytical Sciences, Waters Biosciences, Waters Advanced Diagnostics and Waters Materials Sciences. The Company will evaluate its business activities as currently organized to determine its operating segments and reporting
segments for future reporting periods.
Derivative Transactions
The variable rate interest payments on the debt associated with the BDS Business Acquisition will create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the debt. In order to reduce interest rate risk associated with the variability in interest cash flows paid on the debt attributable to changes in SOFR rates during the forecasted period of the debt, the Company entered into interest rate swap agreements. The agreements have a duration of 7 years to 10 years, and an aggregate notional value of $1 billion. The Company expects to designate the derivatives as a cash flow hedge under hedge accounting.
In January 2026, the Company entered into a derivative agreement with a duration up to four years, and a notional value of $
130
million to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated net asset investments. The Company expects to designate the derivative as an interest rate cross-currency swap under hedge accounting.

1
1
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
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page
60 of this Annual Report.
Report of the Independent Registered Public Accounting Firm
See the report of PricewaterhouseCoopers LLP in Item 8 beginning on page
61 of this Annual Report.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B:
 Other Information
Insider Trading Arrangements and Related Disclosures
During the twelve months ended December 31, 2025, none of our directors or officers (as defined in
Rule 16a-1(f)
under the Exchange Act) adopted, modified or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement” (as each term is defined in Item 408 of Regulation
S-K).
Item 9C:
 Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

1
1
2

PART III
Item 10:
 Directors, Executive Officers and Corporate Governance
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:
Dr. Udit Batra, 55, was appointed a Director of the Company as well as President and CEO on September 1, 2020. He most recently served as Chief Executive Officer of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates as MilliporeSigma in the United States and Canada, and as a member of its Executive Board, roles he held from 2014 and 2016, respectively, through July 2020. Prior to that, Dr. Batra served as President and Chief Executive Officer of Merck KGaA, Darmstadt, Germany’s Consumer Health business. Dr. Batra oversaw the company’s Bioethics Advisory Panel and had Board responsibility for the global Information Technology function. Before joining Merck KGaA, Darmstadt, Germany, Dr. Batra held several positions of increasing responsibility at Novartis, including Global Head of Corporate Strategy in Switzerland, Country President for the Pharma Business of Novartis in Australia and New Zealand and the Global Head of Public Health and Market Access in Cambridge, Massachusetts. Dr. Batra also served at the global consultancy McKinsey & Company across the healthcare, consumer and non-profit
sectors. Dr. Batra started his career at Merck Research Labs in West Point, Pennsylvania as a research engineer.
Jianqing Bennett, 56, was appointed Senior Vice President of TA Instruments Division on May 1, 2021. Previously, Ms. Bennett served as Senior Vice President, High Growth Markets at Beckman Coulter Diagnostics from November 2017 to March 2021. Prior to that, from 2007-2017, she held various senior management positions at Carestream Health Inc, including serving as President, Medical Digital Solutions from August 2015 to November 2017.
Amol Chaubal, 50, was appointed Chief Financial Officer of Waters Corporation on May 12, 2021. Previously, Mr. Chaubal was Chief Financial Officer of Quanterix Corporation, a life sciences company, where he served as Chief Financial Officer since April 2019. Before Quanterix, Mr. Chaubal served as Chief Financial Officer, Global Operations at Smith & Nephew, a global medical devices company, from October 2017 to April 2019. Prior to his time at Smith & Nephew, he served as Corporate Vice President and Head of Finance for the Clinical Research Services and Access business at Parexel from July 2015 to October 2017.
Robert Carpio, 43, was appointed Senior Vice President of the Waters Division on June 24, 2024. Previously, Mr. Carpio served in multiple roles at Madison Industries’ Filtration Group from October 2017 to May 2024, including as Group President of Life Sciences from January 2022 to May 2024 and President of Porex from June 2019 to April 2022. Prior to Madison, Mr. Carpio held various positions at Precision Castparts Corporation, Alcoa Corporation and McKinsey & Company. Mr. Carpio began his career in the United States Army, serving both on active duty and as a member of the Massachusetts National Guard.
Information regarding the Company’s directors, any material changes to the process by which security holders may recommend nominees to the Board of Directors and the information required by the Item will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference (the “2026 Proxy Statement”), under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit and Finance Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act will be contained in the 2026 Proxy Statement, under the heading “Delinquent Section 16(a) Reports”. Information regarding the Company’s Audit and Finance Committee and Audit and Finance Committee Financial Expert will be contained i
n
the 2026 Proxy Statement, under the headings “Report

of the Audit and Finance Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference.
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
Item 11:
 Executive Compensation
This information will be contained in the 2026 Proxy Statement, under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by
reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information will be contained in the 2026 Proxy Statement, under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,008	$303.53	5,808
Equity compensation plans not approved by security holders	—	—	—

Total	1,008	$303.53	5,808

(1)

Column (a) includes an aggregate of 402 shares of common stock to be issued upon settlement of restricted stock, restricted stock units and performance stock units. The weighted-average share price in column (b) does not take into account restricted stock, restricted stock units or performance stock units, which do not have an exercise price.

See Note 13, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information will be contained in the 2026 Proxy Statement, under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information will be contained in the 2026 Proxy Statement, under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit and Finance Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report and are set forth on pages 63 to 108. The report of PricewaterhouseCoopers LLP (PCAOB ID: 238), an independent registered public accounting firm, dated February 23, 2026, is set forth beginning on page 61 of this Annual Report.

(2)	Exhibits:

Exhibit Number	Description of Document

2.1	Share Purchase Agreement, dated as of February 14, 2023, by and among Wyatt Technology Corporation, Waters Technologies Corporation, the shareholders named therein and Geofrey Wyatt in his capacity as representative of the shareholders (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 15, 2023 (File No. 001-14010)).

2.2	Separation Agreement, dated as of July 13, 2025, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 14, 2025 (File No. 001-14010)).†

2.3	Amendment No. 1 to Separation Agreement, dated as of February 9, 2026, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

2.4	Agreement and Plan of Merger, dated as of July 13, 2025, by and among Waters Corporation, Becton, Dickinson and Company, Beta Merger Sub, Inc. and Augusta SpinCo Corporation (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 14, 2025 (File No. 001-14010)).†

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation (Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010)).+

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010)).

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010)).

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001 (Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010)).

3.5	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of June 24, 2004 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q dated July 31, 2024 (File No. 001-14010)).

3.6	Amended and Restated Bylaws of Waters Corporation, dated as of February 23, 2024 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Report on Form 10-K dated February 27, 2024 (File No. 001-14010)).

4.1	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K dated February 24, 2021 (File No. 001-14010)).

Exhibit Number	Description of Document

10.1	Waters Corporation Retirement Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated October 24, 1996 (File No. 333-96934)).*+

10.2	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010)).*

10.3	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008 (Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2009 (File No. 001-14010)).*

10.4	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2009 (File No. 001-14010)).*

10.5	2014 Waters Corporation Management Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2015 (File No. 001-14010)).*

10.6	Waters Corporation 2009 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507)).*

10.7	Waters Corporation 2012 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721)).*

10.8	Form of Waters 2012 Stock Option Agreement - Executive Officers (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.9	Form of Waters 2012 Stock Option Agreement - Directors (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.10	Form of Waters 2012 Restricted Stock Agreement - Directors (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010)).*

10.11	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - Five Year Vesting. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010)).*

10.12	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - One Year Vesting (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010)).*

10.13	Note Purchase Agreement, dated June 30, 2014, between Waters Corporation and the purchases named therein (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2014 (File No. 001-14010)).

10.14	First Amendment to the Note Purchase Agreement, dated as of June 30, 2014 (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.15	Note Purchase Agreement, dated as of May 12, 2016, between Waters Corporation and the purchasers named therein (Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2016 (File No. 001-14010)).

10.16	First Amendment to the Note Purchase Agreement, dated as of May 12, 2016 (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.17	Form of Waters 2012 Performance Stock Unit Award Agreement (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 15, 2016 (File No. 001-14010)).*

10.18	Form of Change of Control/Severance Agreement (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 27, 2017 (File No. 001-14010)).*

Exhibit Number	Description of Document

10.19	Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2018 (File No. 001-14010)).

10.20	First Amendment to the Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010)).

10.21	Amendment and Restatement Agreement to the Credit Agreement, dated as of September 17, 2021, by and among the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Registrant’s Report on Form 8-K dated September 20, 2021 (File No. 001-14010)).

10.22	Amendment and Incremental Commitment Agreement, dated as of March 3, 2023, by and among the Company, Waters Technologies Corporation, TA Instruments - Waters L.L.C., Waters Asia Limited, Environmental Resource Associates, Inc., the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 7, 2023 (File No. 001-14010)).

10.23	Note Purchase Agreement, dated as of September 12, 2019, between Waters Corporation and the purchasers named therein (Incorporated by reference to the Registrant’s Report on Form 8-K dated September 16, 2019 (File No. 001-14010)).

10.24	Form of Performance Stock Unit Award Agreement under the Waters Corporation 2012 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 25, 2020 (File No. 001-14010)).*

10.25	President and Chief Executive Employment Agreement, dated July 14, 2020, between Waters Corporation and Udit Batra (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.26	Change of Control/Severance Agreement, dated as of July 14, 2020, between Waters Corporation and Udit Batra (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.27	Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registration Statement filed on Form S-8 dated June 8, 2020 (File No. 333-239020)).*

10.28	Employee Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.29	Director Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.30	Form of RSU Agreement under the Waters Corporation 2020 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.31	CEO Form of PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.32	Employee (Non-CEO) PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

Exhibit Number	Description of Document

10.33	Director Form of RSA Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010)).*

10.34	Note Purchase Agreement, dated as of March 2, 2021, by and among the Company and the purchasers signatory thereto, including the forms of notes (Incorporated by reference to the Registrant’s Report on Form 8-K dated March 4, 2021 (File No. 001-14010)).

10.35	Employment Offer Letter, dated April 16, 2021, between Waters Corporation and Amol Chaubal (Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2021 (File No. 001-14010)).*

10.36	Change of Control and Severance Agreement, dated April 16, 2021, between Waters Corporation and Amol Chaubal (Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2021 (File No. 001-14010)).*

10.37	Multi-Currency Note Purchase and Private Shelf Agreement, dated as of May 11, 2023, between Waters Corporation, PGIM, Inc. and each of the purchasers listed on Schedules A-1 and A-2 attached thereto (Incorporated by reference to the Registrant’s Report on Form 8-K dated May 11, 2023 (File No. 001-14010)).

10.38	Master Note Facility Agreement, dated as of July 12, 2024, by and between Waters Corporation and NYL Investors LLC (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 18, 2024 (File No. 001-14010)).

10.39	Employment Offer Letter, dated February 8, 2021, between Waters Corporation and Jianqing Bennett.*

10.40	Employment Offer Letter, dated May 28, 2024, between Waters Corporation and Robert Carpio (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q dated May 6, 2025 (File No. 001-14010)).*

10.41	Employee (Non-CEO) Form of Performance Stock Unit Award Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated May 6, 2025 (File No. 001-14010)).*

10.42	CEO Form of Performance Stock Unit Award Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated May 6, 2025 (File No. 001-14010)).*

10.43	Employee Form of Restricted Stock Unit Award Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q dated May 6, 2025 (File No. 001-14010)).*

10.44	Employee Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q dated May 6, 2025 (File No. 001-14010)).*

10.45	Amendment and Restatement Agreement, dated as of May 22, 2025, by and among Waters Corporation, Waters Technologies Corporation, TA Instruments - Waters L.L.C., Waters Asia Limited, Environmental Resource Associates, Inc., Wyatt Technology, LLC, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K dated May 29, 2025 (File No. 001-14010)).

10.46	Waters Corporation Amended and Restated 2009 Employee Stock Purchase Plan (Incorporated by references to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated June 13, 2025 (File No. 333-288030)).*

Exhibit Number	Description of Document

10.47	Tax Matters Agreement, dated as of February 9, 2026, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.48	Employee Matters Agreement, dated as of February 9, 2026, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.49	Intellectual Property Matters Agreement, dated as of February 9, 2026, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.50	Transition Services Agreement, dated as of February 9, 2026, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.51	Term Loan Credit Agreement, dated as of January 8, 2026, by and among Augusta SpinCo Corporation, the lenders party thereto and Barclay Bank PLC, as administrative agent, and the other parties party thereto (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.52	Parent Guarantee Agreement, dated as of February 9, 2026, by and among Augusta SpinCo Corporation, Waters Corporation and Barclays Bank PLC, as administrative agent (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.53	Subsidiary Guarantee Agreement, dated as of February 9, 2026, by and among Augusta SpinCo Corporation, Waters Corporation, the subsidiaries of Waters Corporation party thereto and Barclays Bank PLC, as administrative agent (Incorporated by reference to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

19.1	Waters Corporation Insider Trading Policy (Incorporated by reference to the Registrant’s Report on Form 10-K dated February 25, 2025 (File No. 001-14010)).

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Waters Corporation Mandatory Clawback Policy (Incorporated by reference to Exhibit 97 to the Registrant’s Report on Form 10-K dated February 27, 2024 (File No. 001-14010)).*

101	The following materials from Waters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) Notes to Consolidated Financial Statements.

Exhibit Number	Description of Document

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

+	Paper Filing
†

Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

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

WATERS CORPORATION

/s/ Amol Chaubal
Amol Chaubal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2026.

/s/ Dr. Flemming Ornskov, M.D., M.P.H.	Chair of the Board of Directors
Dr. Flemming Ornskov, M.D., M.P.H.

/s/ Udit Batra, Ph.D.	President and Chief Executive Officer
Udit Batra, Ph.D.	Director (Principal Executive Officer)

/s/ Amol Chaubal	Senior Vice President and Chief Financial Officer
Amol Chaubal	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Linda Baddour	Director
Linda Baddour

/s/ Dan Brennan	Director
Dan Brennan

/s/ Richard Fearon	Director
Richard Fearon

/s/ Claire M. Fraser, Ph.D.	Director
Claire M. Fraser, Ph.D.

/s/ Pearl S. Huang, Ph.D.	Director
Pearl S. Huang, Ph.D.

/s/ Wei Jiang	Director
Wei Jiang

/s/ Heather Knight	Director
Heather Knight

/s/ Christopher A. Kuebler	Director
Christopher A. Kuebler

/s/ Mark Vergnano	Director
Mark Vergnano