Form 10-Q
period 2026-04-04
WATERS CORP /DE/
filed 2026-05-12
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of the registrant’s common stock as of May 6, 2026: 98,185,855

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 4, 2026	December 31, 2025
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$462	$588
Accounts receivable, net	1,753	829
Inventories	1,496	572
Other current assets	353	159

Total current assets	4,064	2,148
Property, plant and equipment, net	1,520	642
Intangible assets, net	8,776	558
Goodwill	9,317	1,340
Operating lease assets	356	81
Other assets	498	308

Total assets	$24,531	$5,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$360	$460
Accounts payable	602	104
Accrued employee compensation	196	100
Deferred revenue and customer advances	520	267
Current operating lease liabilities	53	31
Accrued income taxes	47	36
Accrued warranty	22	12
Other current liabilities	473	230

Total current liabilities	2,273	1,239
Long-term liabilities:
Long-term debt	4,855	947
Long-term deferred tax liabilities	1,568	37
Long-term operating lease liabilities	302	53
Long-term portion of retirement benefits	57	44
Long-term income tax liabilities	28	34
Other long-term liabilities	156	161

Total long-term liabilities	6,966	1,276

Total liabilities	9,239	2,515
Commitments and contingencies (Notes 6, 7 and 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 4, 2026 and December 31, 2025	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 201,817 and 163,162 shares issued, 98,166 and 59,549 shares outstanding at April 4, 2026 and
December 31, 2025, respectively	2	2
Additional paid-in capital	15,273	2,416
Retained earnings	10,359	10,431
Treasury stock, at cost, 103,651 and 103,613 shares at April 4, 2026 and December 31, 2025, respectively	(10,174)	(10,162)
Accumulated other comprehensive loss	(168)	(125)

Total stockholders’ equity	15,292	2,562

Total liabilities and stockholders’ equity	$24,531	$5,077

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
	(In millions, except share data)
Revenues:
Product revenue	$919	$401
Service revenue	348	261

Total revenues	1,267	662
Costs and operating expenses:
Cost of product revenue	524	169
Cost of service revenue	155	108
Selling and administrative expenses	387	174
Research and development expenses	96	47
Purchased intangibles amortization	152	12

Total costs and operating expenses	1,314	510

Operating (loss) income	(47)	152
Other income, net	1	1
Interest expense	(48)	(14)
Interest income	6	4

(Loss) income before income taxes	(88)	143
Benefit (provision) for income taxes	16	(22)

Net (loss) income	$(72)	$121

Net (loss) income per basic common share	$(0.87)	$2.04

Weighted-average number of basic common shares	82,139	59,439
Net (loss) income per diluted common share	$(0.87)	$2.03
Weighted-average number of diluted common shares and equivalents	82,139	59,711
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
	(In millions)
Net (loss) income	$(72)	$121
Other comprehensive (loss) income:
Foreign currency translation	(38)	7
Unrealized losses on derivative instruments before reclassifications	(5)	(1)
Amounts reclassified to interest income	—	—

Unrealized losses on derivative instruments before income taxes	(5)	(1)
Income tax benefit	—	—

Unrealized losses on derivative instruments, net of tax	(5)	(1)
Retirement liability adjustment before reclassifications
Amounts reclassified to other income, net	—	—

Retirement liability adjustment before income taxes	—	—
Income tax benefit	—	—

Retirement liability adjustment, net of tax	—	—
Other comprehensive (loss) income	(43)	6

Comprehensive (loss) income	$(115)	$127

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities:	(In millions)
Net (loss) income	$(72)	$121
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	20	13
Deferred income taxes	(1)	2
Depreciation	36	22
Amortization of intangibles	171	28
Acquisition-related inventory and fixed assets fair value step-ups recognized	99	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(533)	33
Increase in inventories	(33)	(26)
Increase in other current assets	(98)	—
Decrease in other assets	174	13
Increase (decrease) in accounts payable and other current liabilities	235	(30)
Increase in deferred revenue and customer advances	138	83
(Decrease) increase in other liabilities	(139)	1

Net cash (used in) provided by operating activities	(3)	260
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(39)	(26)
Cash acquired in business acquisition	144	—
Investments in unaffiliated companies, net	(10)	—

Net cash provided by (used in) investing activities	95	(26)
Cash flows from financing activities:
Proceeds from debt issuances	3,530	—
Payments on debt	(3,700)	(170)
Payments of debt issuance costs	(25)	—
Proceeds from stock plans	3	8
Purchases of treasury shares	(12)	(14)
(Payments for) proceeds from derivative contracts	(9)	2

Net cash used in financing activities	(213)	(173)
Effect of exchange rate changes on cash and cash equivalents	(5)	(3)

(Decrease) increase in cash and cash equivalents	(126)	58
Cash and cash equivalents at beginning of period	588	325

Cash and cash equivalents at end of period	$462	$383

Non-cash investing activities related to the BDS Business Acquisition:
Fair value of Waters common stock issued	$12,835
Notes payable and debt assumed	$4,000
Estimated net working capital adjustment	$121
Change in deposit asset	$42
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions, except share data in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2024	162,962	$2	$2,341	$9,789	$(10,148)	$(155)	$1,829
Net income	—	—	—	121	—	—	121
Other comprehensive income	—	—	—	—	—	5	5
Issuance of common stock for employees:
Employee Stock Purchase Plan	7	—	2	—	—	—	2
Stock options exercised	33	—	7	—	—	—	7
Treasury stock	—	—	—	—	(14)	—	(14)
Stock-based compensation	107	—	12	—	—	—	12

Balance March 29, 2025	163,109	$2	$2,362	$9,910	$(10,162)	$(150)	$1,962

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2025	163,162	$2	$2,416	$10,431	$(10,162)	$(125)	$2,562
Net loss	—	—	—	(72)	—	—	(72)
Share issuance for acquisition (1)	38,542	—	12,835	—	—	—	12,835
Other comprehensive loss	—	—	—	—	—	(43)	(43)
Issuance of common stock for employees:
Employee Stock Purchase Plan	9	—	2	—	—	—	2
Stock options exercised	1	—	—	—	—	—	—
Treasury stock	—	—	—	—	(12)	—	(12)
Stock-based compensation	103		20	—	—	—	20

Balance April 4, 2026	201,817	$2	$15,273	$10,359	$(10,174)	$(168)	$15,292

(1) Refer to Note 4, “Acquisitions” for further details.
The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1 Basis of Presentation and Summary of Significant Accounting Policies
Waters Corporation (the “Company,” “Waters”, “we,” “our,” or “us”), a global life sciences leader in the development, manufacturing, and sale of analytical instruments, reagent systems and software. The Company has pioneered innovations in chromatography, mass spectrometry and thermal analysis serving life, materials and food sciences to detect a broad range of infectious diseases, healthcare-associated infections, and cancers for more than 65 years. The Company’s organizational structure is based upon four principal business segments: Analytical Sciences, Materials Sciences, Biosciences and Advanced Diagnostics.
Analytical Sciences primarily designs, manufactures, sells and services high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC”) and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together
(“LC-MS”)
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
LC-MS
instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its Materials Sciences instruments product line. These instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.
Biosciences is a leader in flow cytometry solutions for immunology and cancer research and related clinical diagnostics and has innovative single-cell multiomics tools. Advanced Diagnostics is a leader in microbiology and infectious disease diagnostics, including molecular diagnostics, cervical cancer screening, microbiology automation, and point-of-care
offerings. The Biosciences and Advanced Diagnostics products are manufactured and sold worldwide. Biosciences and Advanced Diagnostics products are marketed in the United States and internationally through independent distribution channels and directly to end-users
by the Company and independent sales representatives.
On February 9, 2026 (the “Closing Date”), the Company completed the acquisition (the “BDS Business Acquisition”) of the Biosciences & Diagnostic Solutions business (the “BDS Business”) of Becton, Dickinson and Company (“BD”). The transaction was structured as a Reverse Morris Trust transaction, where the BDS Business was spun off (“SpinCo”) to BD shareholders and simultaneously merged with a wholly-owned subsidiary of the Company. Upon completion of the BDS Business Acquisition, the Company issued 38,542
thousand shares of Waters common

s
tock to the BD shareholders as of the close of business on February 5, 2026 (the “Record Date”, and such holders of BD common stock as of the Record Date, the “Record Date BD Shareholders”). As a result, the Record Date BD Shareholders owned approximatel
y
39.2%
of the outstanding shares of Waters common stock, and former Waters shareholders owned approximately
 60.8%
of the outstanding shares of Waters common stock, in each case, on a fully diluted basis. The 2026 financial results of the BDS Business following the Closing Date are included in the Company’s 2026 consolidated financial results presented herein.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2026 and 2025 ended on April 4, 2026 and March 29, 2025, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates under different assumptions or conditions.
It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2026. The results for the three months ended April 4, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period. Beginning with the three months ended April 4, 2026, the Company changed the presentation of financial statement amounts from thousands to millions. Prior-period amounts have been adjusted to conform to the current-period presentation. As a result of rounding, certain amounts may not sum precisely or agree to previously reported amounts.
Deferred Close Businesses & Interim Operating Agreement
Regulatory, legal and other compliance requirements in certain foreign jurisdictions, principally China and Italy, prevented the legal transfer of certain assets and liabilities associated with the BDS Business (such assets and liabilities collectively, the “Deferred Close Businesses” and all other entities “Conveying Businesses”) at the Closing Date. The Company and BD will use reasonable best efforts to take all actions to transfer each Deferred Close Business as promptly as reasonably practicable. At Closing, the Company entered into an agreement (the “Interim Operating Agreement”) with BD that obligates BD to continue to operate the assets and liabilities of the Deferred Close Businesses on the Company’s behalf and at the sole direction of the Company. The Company and BD agreed that during the interim period between the Closing and the close date for an applicable Deferred Close Business (“Deferred Closing Period”) BD will transfer to the Company the net profits from the operations of each of the Deferred Close Business to the Company (or, in the event the operations result in net losses to BD, the Company will reimburse BD for the amount of such net losses).
For the Company, the Interim Operating Agreement and consideration transferred at Closing creates a present enforceable right to receive the Deferred Close Businesses at a future closing when conditions are satisfied. Because legal title of the Deferred Close Businesses have not transferred to the Company at Closing, and remain commingled within legacy BD legal entities that will not be conveyed to the Company, the Company does not obtain control of the Deferred Close Businesses pursuant to the consolidation accounting framework. Legal and beneficial title to the Deferred Close Businesses remains with BD until the closing of each Deferred Close Business. While legal title remains with BD, the Company obtained the economic rights to the Deferred Close Businesses through the Interim Operating Agreement, which represents a contractual right and meets the definition of an asset based on present rights to economic benefits. Accordingly, the consideration attributable to the Deferred Close Businesses is reflected as a prepaid deposit asset until such deferred closings occur. Refer to Note 4, “Acquisitions” for additional information regarding recognition of the prepaid deposit asset.
At Closing, the customers of the BDS Business were informed that the Company completed its acquisition of the BDS Business and that the Company is responsible for providing the product or service to the customer. More specifically, through the Interim Operating Agreement for the Deferred Close Businesses, the Company has control of the product or service before it is transferred to the customer. The Company also establishes the price for the goods or services, has inventory risk before the good has been transferred to the customer and is responsible for fulfilling the promise to provide the specified good or service. Therefore, in this revenue arrangement that involves three parties (the Company, BD and the customer), the Company is the principal in the arrangement and recognizes revenue, cost of sales and operating expenses generated by the Deferred Close Businesses on a gross basis.
Risks and Uncertainties
The Company is subject to risks common to companies in the analytical instrument and diagnostics industry, including, but not limited to, global economic and financial market conditions, fluctuations in foreign currency exchange rates, fluctuations in customer demand, development by its competitors of new technological innovations, costs of developing new technologies, levels of debt and debt service requirements, risk of disruption, dependence on key personnel, protection and litigation of proprietary technology, shifts in taxable income between tax jurisdictions and compliance with new tariff rules and regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Translation of Foreign Currencies
The functional currency of each of the Company’s foreign operating subsidiaries is the local currency of its country of domicile, except for certain of the Company’s subsidiaries in Switzerland, Hong Kong and Singapore, where the underlying transactional cash flows are denominated in currencies other than the respective local currency of domicile. The functional currency of the Switzerland, Hong Kong and Singapore subsidiaries is the U.S. dollar, based on the respective entity’s cash flows.
For the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the respective period. Any resulting translation gains or losses are included in accumulated other comprehensive loss in the consolidated balance sheets.
Cash and Cash Equivalents
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of April 4, 2026 and December 31, 2025, $425 million out of $462 million and $372 million out of $588 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $321 million out of $462 million and $306 million out of $588 million of cash and cash equivalents were held in currencies other than the U.S. dollar at April 4, 2026 and December 31, 2025, respectively.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company offers rebates, sales discounts and sales returns, and as a result, the transaction price determination may include variable consideration. Generally, the Company does not consider there to be significant concentrations of credit risk with respect to trade receivables due to the short-term nature of the balances, the Company having a large and diverse customer base, and the Company having a strong historical experience of collecting receivables with minimal defaults. As a result, credit risk is considered low across territories and trade receivables are considered to be a single class of financial asset. The allowance for credit losses is based on a number of factors and is calculated by applying a historical loss rate to trade receivable aging balances to estimate a general reserve balance along with an additional adjustment for any specific receivables with known or anticipated issues affecting the likelihood of recovery. Past due balances with a probability of default based on historical data as well as relevant available forward-looking information are included in the specific adjustment. Amounts are written off against the allowances for credit losses when the Company determines that a customer account is not collectable. The historical loss rate is reviewed on at least an annual basis and the allowance for credit losses is reviewed quarterly for any required adjustments. The Company does not have any off-balance
sheet credit exposure related to its customers.
Trade receivables related to instrument revenue are collateralized by the instrument that is sold. If there is a risk of default related to a receivable that is collateralized, then the fair value of the collateral is calculated and adjusted for the cost to re-possess,
refurbish and
re-sell
the instrument. This adjusted fair value is compared to the receivable balance and the difference would be recorded as the expected credit loss.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As of April 4, 2026, the Company had a $140 million
net receivable due from BD pursuant to the terms of the Interim Operating Agreement related to billings and collections from the Company’s customers that have not yet been remitted to the Company, which includes $415 million classified as Accounts receivable, net and $275 million classified as Accounts payable in the consolidated balance sheets. The Company considers this to be a significant concentration of credit risk, as it accounts for greater than 10% of the Company’s accounts receivables for the three months ended April 4, 2026.
The following is a summary of the activity of the Company’s allowance for credit losses for the three months ended April 4, 2026 and March 29, 2025 (in millions):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period
Allowance for Credit Losses
April 4, 2026	$12	$7	$(3)	$16
March 29, 202 5	$14	$1	$(2)	$13
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of April 4, 2026 and December 31, 2025. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at April 4, 2026 (in millions):

	Total at April 4, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
401(k) Restoration Plan assets	$31	$31	$—	$—
Foreign currency exchange contracts	—	—	—	—
Interest rate cross-currency swap agreements	9	—	9	—
Interest rate swap cash flow hedge	—	—	—	—

Total	$40	$31	$9	$—

Liabilities:
Foreign currency exchange contracts	$—	$—	$—	$—
Interest rate cross-currency swap agreements	31	—	31	—
Interest rate swap cash flow hedge	1	—	1	—

Total	$32	$—	$32	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2025 (in millions):

	Total at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Waters 401(k) Restoration Plan assets	$31	$31	$—	$—
Foreign currency exchange contracts	—	—	—	—
Interest rate cross-currency swap agreements	—	—	—	—
Interest rate swap cash flow hedge	—	—	—	—

Total	$31	$31	$—	$—

Liabilities:
Foreign currency exchange contracts	$—	$—	$—	$—
Interest rate cross-currency swap agreements	50	—	50	—
Interest rate swap cash flow hedge	2	—	2	—

Total	$52	$—	$52	$—

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
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $4.6 billion and $1.3 billion at April 4, 2026 and December 31, 2025, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be
 $4.5 billion and $1.2 billion at April 4, 2026 and December 31, 2025, respectively, using Level 2 inputs. Refer to Note 6 “Debt” for further information.
Derivative Transactions
The Company is a global company that operates in over 35 countries and, as a result, the Company’s net revenue, cost of revenue, operating expenses and balance sheet amounts are significantly impacted by fluctuations in foreign currency exchange rates. The Company is exposed to currency price risk on foreign currency exchange rate fluctuations when it translates its
non-U.S.
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
Cash Flow Hedges
The
Revolving
 Credit Facility is a variable borrowing and has interest payments based on a contractually specified interest rate index. The contractually specified index on the Revolving Credit Facility is the 1-month, 3-month or 6-month Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Revolving Credit Facility. In order to reduce interest rate risk, the Company has entered into interest rate swaps with an aggregate notional value of
$150 million to effectively lock in the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated,
and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the three months ended April 4, 2026, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of April 4, 2026, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $1.2 billion to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges included in the consolidated balance sheets are classified as follows (in millions):

	April 4, 2026		December 31, 2025
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$23	$—	$39	$—
Other current liabilities	$23	$—	$19	$—
Interest rate cross-currency swap agreements:
Other assets	$520	$9	$20	$—
Other liabilities	$630	$31	$880	$50
Accumulated other comprehensive loss		$(33)	—	$(54)
Interest rate swap cash flow hedges:
Other assets	$50	$—	$50	$—
Other liabilities	$100	$1	$100	$2
Accumulated other comprehensive loss		$(1)	$—	$(2)
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive (loss)/income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in millions):

		Three Months Ended
	Financial Statement Classification	April 4, 2026	March 29, 2025
Foreign currency exchange contracts:
Realized losses on closed contracts	Cost of revenue	$(1)	$(1)

Cumulative net pre-tax losses	Cost of revenue	$(1)	$(1)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$4	$2
Unrealized gains (losses) on open contracts (1)	Accumulated other comprehensive loss	$21	$(27)
Interest rate swap cash flow hedges:
Unrealized gains (losses) on open contracts	Accumulated other comprehensive loss	$1	$(1)

(1)
Unrealized (losses) gains on open contracts from interest rate cross-currency swap agreements fluctuated year over year primarily due to changes in foreign exchange rates, which resulted in period-to-period
variability.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Revenue Recognition
The Company recognizes revenue upon the transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company recognizes revenue on product sales at the time control of the product transfers to the customer. Certain of the Company’s customers have terms where control of the product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery.
Generally, the Company’s contracts for products include a performance obligation related to installation. In these situations, the product and installation are separate, distinct performance obligations as the installation is not complex and can be performed by other vendors. Revenue for the installation performance obligation is recognized separately upon the completion of installation.
For a limited number of arrangements involving products for which installation is complex, and significantly affects the customer’s ability to use and benefit from the product, revenue is recognized upon customer acceptance of the installed product.
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
When arrangements include multiple performance obligations, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price, which requires judgement. The Company determines relative standalone selling prices using available information, including standalone sales, list prices and typical discounts offered to customers, as applicable. In developing these estimates, the Company considers past history, competition, billing rates of current services and other factors.
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
basis.
Payment terms and conditions generally include a requirement of payment within 30 to 60 days. Prior to providing payment terms to customers, an evaluation of their credit risk is performed. Because the Company generally expects to receive payment within one year or less from the time control of a product or service is transferred to the customer, the Company does not generally adjust consideration for the effects of a significant financing component. Variable consideration, including rebates, sales discounts and returns, is estimated and recorded as a reduction to revenue in the same period the related revenue is recognized. These estimates are based on contractual terms, historical practices and current trends, and are adjusted as new information becomes available.

Service revenue includes (1) service and software maintenance contracts and (2) service calls (time and materials). Instrument service contracts and software maintenance contracts are typically annual or multi-year contracts, which are billed at the beginning of the contract or maintenance period. The amount of the service, and software maintenance contract is recognized on a straight-line basis to revenue over the service period, which is the contractual term of the contract, as a time-based measure of progress best reflects the Company’s performance in satisfying this obligation.
There are no deferred costs associated with the service contract, as the cost of the service is recorded when the service is performed. Service calls are recognized to revenue at the time a service is performed.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Stockholders’ Equity
In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2026 or 2025. The Company repurchased $12 million and $14 million of the Company’s common stock related to the vesting of restricted stock units during the three months ended April 4, 2026 and March 29, 2025, respectively. On February 9, 2026, upon completion of the acquisition of the BDS Business, the Company issued
38,542
thousand shares of Waters common stock to the BD shareholders.
Product Warranty Costs
The Company accrues estimated product warranty costs at the time of sale, which are included in cost of revenue in the consolidated statements of operations. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The amount of the accrued warranty liability is based on historical information, such as past experience, product failure rates, number of units repaired and estimated costs of material and labor. The liability is reviewed for reasonableness at least quarterly.
The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended April 4, 2026 and March 29, 2025 (in millions):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Acquisitions	Balance at End of Period
Accrued warranty liability:
April 4, 2026	$12	$3	$(4)	$11	$22
March 29, 2025	$12	$1	$(1)	$—	$12
Recently Adopted Accounting Standards
There were no additions to the new accounting pronouncement adoptions as described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025. Other amendments to U.S. GAAP that have been issued by the Financial Accounting Standards Board (the “FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
Recently Issued Accounting Standards
There were no additions to the new accounting pronouncements not yet adopted as described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025. Other amendments to U.S. GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s deferred revenue and customer advances for the three months ended April 4, 2026 and March 29, 2025 (in millions):

	April 4, 2026	March 29, 2025
Balance at the beginning of the period	$345	$320
Deferred revenue acquired	119	—
Recognition of revenue included in balance at beginning of the period	(195)	(125)
Revenue deferred during the period, net of revenue recognized	323	226

Balance at the end of the period	$592	$421

Refer to Note 4, “Acquisitions” for further details for the amounts included as a result of the acquisition of the BDS Business.
The Company classified $103 million and $78 million of deferred revenue and customer advances in other long-term liabilities at April 4, 2026 and December 31, 2025,

respectively.
The amount of unfulfilled performance obligations as of April 4, 2026, and the time such amounts are expected to be recognized in the future, is as follows (in millions):

April 4, 2026
Unfulfilled performance obligations expected to be recognized in:
One year or less	$531
13-24 months	69
25 months and beyond	34

Total	$634

3 Inventories
Inventories are classified as follows (in millions):

	April 4, 2026	December 31, 2025
Raw materials	$373	$235
Work in progress	202	28
Finished goods	921	309

Total inventories	$1,496	$572

The Company acquired inventory with an estimated fair value of $989 million, inclusive of a $306 million fair value step-up. Refer to Note 4, “Acquisitions” for further details.
4 Acquisitions
On February 9, 2026, the Company completed the BDS Business Acquisition with an acquisition-date fair value of total consideration transferred of $13 billion, including the issuance of 38,542 thousand shares of Waters common stock. There is no contingent consideration related to this acquisition. As a result, upon completion of the BDS Business Acquisition, the Record Date BD Shareholders owned approximately
 39.2%

of

the outstanding shares of Waters common stock, and former Waters shareholders owned approximately
 60.8%
of the outstanding shares of Waters common stock, in each case, on a fully diluted basis. The results of the BDS Business are included in the Company’s consolidated financial statements from the Closing Date.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company preliminarily allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The Company is in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition. As a result, the preliminary amounts recognized may be adjusted during the measurement period (not to exceed one year from the acquisition date) as additional information about facts and circumstances that existed as of the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the total consideration paid by Waters as of the Closing (in millions, except share data and exchange ratio):

Amount
Number of fully diluted shares of Company common stock immediately prior to the BDS Business Acquisition (a)	60,075
Share issuance ratio	0.64474

Number of shares of Company common stock issued to BD shareholders as a result of the BDS Business Acquisition	38,733
Less: SpinCo Make Whole Awards (b)	(191)

Number of shares of Company common stock issued to BD common stockholders	38,542
Company common stock price (c)	332.29

Fair value of Company common stock issued	$12,807

Fair value of share-based compensation awards issued to SpinCo Business Employees related to pre-combination services (d)	28
Estimated net working capital adjustment	121
Financing fees paid on behalf of SpinCo	5

Total BDS Business Acquisition consideration	$12,961

(a)	The following table represents the number of fully diluted shares of the Company’s common stock:

Amount

Number of shares of Company common stock issued and outstanding (excluding Company common stock held in treasury)	59,560
Number of shares of Company common stock issued upon conversion of Company equity awards	515

Number of fully diluted shares of Company common stock immediately prior to the BDS Business Acquisition	60,075

(b)
The number of shares of Company common stock underlying the Company’s restricted stock unit awards (the “Waters RSU Awards”) and the Company’s stock appreciation right awards (the “Waters SAR Awards”) that were awarded in respect of BD awards, pursuant to the Employee Matters Agreement, based on BD awards outstanding.

(c)	Represents the opening price per share of the Company’s common stock as reported by the New York Stock Exchange on February 9, 2026.
(d)
Consideration for replacement of outstanding equity awards of BD held by employees of Conveying Businesses. All outstanding BD stock appreciation right awards (whether vested or unvested) held by an employee of SpinCo of a Conveying Business as of immediately prior to the Distribution Time was converted, as of the Effective Time, into Waters SAR Awards and all BD time-based restricted stock unit awards and BD performance-based restricted stock unit awards held by an employee of SpinCo of a Conveying Business as of immediately prior to the Distribution Time were converted, as of the Effective Time, into Waters RSU Awards as set forth in the Employee Matters Agreement. A portion of the fair value of equity awards held by employees of SpinCo associated with Conveying Businesses and replaced as a result of the BDS Business Acquisition represents consideration transferred because it relates to services rendered by such BDS Business employees to BD prior to the BDS Business Acquisition. This amount is calculated based on the ratio of the pre-combination
service period (from the grant date until the Closing Date) to the longer of the original total service period or the modified service period, if any, multiplied by the fair value of the BD awards (the number of BD awards multiplied by the BD share price on the Closing Date). The Company incurred compensation expense of $4 million related to the conversion of the awards.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The assets and liabilities of the Deferred Close Businesses did not legally transfer as of the Closing and are excluded from purchase accounting as of the Closing Date. The Company transferred

$
129

million of consideration as of the Closing for the Deferred Close Businesses, which was recorded as a prepaid deposit asset on the opening balance sheet as of February 9, 2026, representing the future transfer of a business to the Company. The fair value of the prepaid deposit was preliminarily determined using a relative fair value allocation of the total consideration transferred, based on the proportion of estimated fair value of the Deferred Close Businesses to the aggregate estimated fair values of all identifiable assets acquired and liabilities assumed. The prepaid deposit asset is recorded in Other assets in the consolidated balance sheets as of April 4, 2026.
The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the Closing Date (in millions):

Purchase Price
BDS Business Acquisition Consideration	$12,961
Less: Prepaid deposit asset for Deferred Close Businesses	(129)

Net consideration	12,832

Identifiable Net Assets Acquired
Assets
Cash and cash equivalents	144
Accounts receivable	394
Inventories	989
Other current and non-current assets	269
Property, plant and equipment	903
Intangible assets	8,384
Operating lease assets	285
Liabilities
Accounts payable and accrued expenses	(320)
Notes payable and debt	(4,000)
Deferred revenue and customer advances	(119)
Operating lease liabilities	(283)
Other current and non-current liabilities	(202)
Deferred tax liabilities	(1,605)

Net Assets Acquired	4,839

Goodwill	$7,993

Net consideration	$12,832

The fair value estimates for identifiable intangible assets are preliminary and were valued with input from valuation specialists. The Company used variations of the income approach, which uses Level 3 inputs, in determining the fair value of intangible assets acquired in the BDS Business Acquisition. Specifically, the fair values of the trade names and developed technology are valued using royalty-based methodologies and customer relationships are valued based on a multi-period excess earnings method, which income approaches incorporate assumptions and methods suitable

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

for estimating the future economic benefits of these assets. The estimated fair value of the intangible assets is preliminary, subject to change and could vary materially from the final valuations.
The details of the purchase price allocated to the intangible assets acquired and the estimated useful lives are as follows (in millions):

	Amount	Weighted-Average Life
Developed technology – Biosciences	$987	9 years
Developed technology – Diagnostics	901	8 years
Customer relationships – Biosciences	3,390	15 years
Customer relationships – Diagnostics	2,875	15 years
Trade name – Biosciences	107	8 years
Trade name – Diagnostics	124	8 years

Total	$8,384	13 years

The excess of the total consideration transferred over the fair value of the identifiable net assets resulted in the recognition of goodwill. The Company allocated $8.0 billion of the purchase price to goodwill, which is primarily non-deductible
for tax purposes, in the amounts of $3.8 billion, $3.3 billion, and $0.9 billion to the Biosciences, Advanced Diagnostics and Analytical Sciences & Materials reportable segments, respectively. The goodwill arising from the BDS Business Acquisition consists largely of the value of intangible assets that do not qualify for separate recognition such as workforce in place and cash flows from the expected synergies associated with the integration of acquired technology, distribution channels and products with the Company’s products, which are higher than if the acquired companies’ technology, customer access or products were u tiliz
ed on a stand-alone basis.
The details of the preliminary fair value allocated to the property, plant and equipment acquired are as follows (in millions):

Amount
Land and land improvements	$48
Buildings and leasehold improvements	309
Production and other equipment	354
Construction in progress	73
Placed instruments at customers	119

Total	$903

The useful lives of the acquired property, plant and equipment are consistent with the Company’s accounting policies for property, plant and equipment and asset impairments, as disclosed in its Annual Report on Form
10-K,
and no material changes to such policies were made as a result of the BDS Business Acquisition.
Additionally, a liability arising for contingent warranty obligations of
$11
million has been recognized in accordance with Accounting Standards Codification (“ASC”) 450,
Contingencies
, for expected warranty claims on products sold by the BDS Business.
The
n
otes payable and debt of $4.0
billion assumed at the Closing Date of the BDS Business Acquisition were valued using a discounted cash flow model to estimate the amount that a market participant would pay to transfer an identical liability. Refer to Note 6, “Debt” for further information.
The Company’s consolidated results include revenue of $
520
million and an operating loss of
 $123 million during the first quarter of 2026 following the Closing Date of the BDS Business Acquisition.
 The Company also incurred transaction, integration, financing and other internal costs of approximately $
83

million during the three months ended April 4, 2026, in connection with the Company’s acquisition of the BDS Business, which are primarily recorded in selling and administrative expenses in the consolidated statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Unaudited Pro Forma Financial Information
The following unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of
the actual results of operations that actually would have been realized had the entities been a single company as of January 1, 2025 or the future operating results of the combined entity. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs that the Company may incur related to the acquisition as part of combining the operations of the companies.

The following unaudited pro forma information shows the results of the Company’s operations for the three months ended April 4, 2026 and March 29, 2025, as if the
BDS Business Acquisition had occurred on January 1, 2025 (in millions):

	April 4, 2026	March 29, 2025
Revenue	$1,540	$1,454
Net loss	(152)	(73)
To reflect the acquisition of the BDS Business as if it had occurred on January 1, 2025, the unaudited pro forma information includes adjustments to reflect, among other things, corporate allocations, incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset of the BDS Business and the interest expense from debt financings associated with the BDS Business Acquisition. Pro forma adjustments were tax effected at an estimated effective tax rate for the respective periods.
5 Goodwill and Other Intangibles
The carrying amount of goodwill was $9.3 billion and $1.3
billion at April 4, 2026 and December 31, 2025, respectively. The following is a reconciliation of goodwill by business segment for the three months ended April 4, 2026 (dollars in millions):

	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Goodwill as of December 31, 2025	$1,340	$—	$—	$1,340
Goodwill reclassification	(101)	—	101	—
BDS Business Acquisition	870	3,844	3,279	7,993
Currency translation	(2)	(7)	(7)	(16)

Goodwill as of April 4, 2026	$2,107	$3,837	$3,373	$9,317

The Company allocated goodwill across each reporting segment based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. Refer to Note 4, “Acquisitions” for further details for the amounts included in goodwill as a result of the acquisition of the BDS Business.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in millions):

	April 4, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$795	$628	5 years	$794	$623	5 years
Purchased intangibles	9,014	452	13 years	632	296	10 years
Trademarks	10	—		10	—
Licenses	16	12	6 years	16	12	7 years
Patents and other intangibles	133	100	8 years	135	97	8 years

Total	$9,968	$1,192	12 years	$1,587	$1,028	7 years

The Company capitalized $8.4
b
illion and $20 million of intangible assets for the three months ended April 4, 2026, and March 29, 2025, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $10 million and $6 million, respectively, for
the three months ended April 4, 2026 due to the effects of foreign currency translation. Amortization expense for intangible assets was $171 million and $28 million for the three months ended April 4, 2026, and March 29, 2025, respectively. Estimated annual amortization expense for intangible assets for the next five years is as follows (dollars in millions):

Annual Expense
202 6	956
202 7	1,099
202 8	1,008
20 29	874
203 0	869
Refer to Note 4, “Acquisitions” for further details for the amounts included in intangible assets, net as a result of the acquisition of the BDS Business.
6 Debt
The Company has a credit agreement with an aggregate borrowing capacity of $1.8 billion. As of April 4, 2026, the Company had a total of $5.3 billion in outstanding debt, which consisted of $1.1 billion in outstanding senior unsecured notes, $3.5 billion in outstanding Senior Notes, $0.5 billion borrowed under the SpinCo Credit Agreement and

$0.2 billion borrowed under its credit agreement. The Company’s net debt borrowings for the three months ended

April 4, 2026 were $170
million, which reflects the proceeds from debt issuances of $3.5 billion and payments on debt of $3.7 billion. These changes in outstanding debt balances over these periods is attributable to the funding of the cash distribution paid to BD in connection with the BDS Business Acquisition and certain debt repayments in 2025 and 2026
.
Senior Notes
On March 23, 2026, Augusta SpinCo Corporation, a subsidiary of the Company (“SpinCo”), issued senior notes (the “Senior Notes”) in the aggregate principal amount of $3.5 billion. Net proceeds from the offering of the Senior Notes, together with cash on hand, were used by the Company to repay $3.5 billion of indebtedness outstanding under the SpinCo Delayed Draw Term Loan. The obligations of SpinCo under the Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis (the “Guarantees”) by the Company and certain subsidiaries of the Company that also guarantee the Company’s existing credit facilities (the “Subsidiary Guarantors” and, together with the Company, the “Guarantors”). The Company has issued the following outstanding Senior Notes as of April 4, 2026 (in millions):

Senior Notes	Term	Interest Rate	Maturity Date	Aggregate Principal
2027 Notes	1.5 year s	4.321%	September 23, 2027	$650
2029 Notes	3 years	4.398%	March 23, 2029	600
2031 Notes	5 years	4.656%	March 23, 2031	750
2033 Notes	7 years	4.945%	March 23, 2033	750
2036 Notes	10 years	5.245%	March 23, 2036	750

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Senior Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on March 23 and September 23 of each year, commencing on September 23, 2026. The Notes and the Guarantees were issued pursuant to that certain Indenture, dated as of March 23, 2026 (the “Base Indenture”), by and among SpinCo, the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by that certain First Supplemental Indenture, dated as of March 23, 2026 (the “First Supplemental Indenture” and the Base Indenture as so supplemented, the “Indenture”), by and among SpinCo, the Guarantors and the Trustee. The Indenture contains certain covenants and restrictions, including covenants that (i) limit the Company’s and its subsidiaries’ ability to create or incur certain liens, (ii) limit the Company’s and its subsidiaries’ ability to enter into certain sale leaseback transactions and (iii) require SpinCo and the Guarantors to satisfy certain conditions in order to merge or consolidate with another entity. The Indenture also provides for customary events of default. SpinCo may redeem any series of Notes (other than the 2027 Notes) at its option, in whole or in part, at any time and from time to time, at the redemption prices and on the terms and conditions set forth in the Indenture. If the Company experiences certain change of control triggering events, holders of the Senior Notes may require SpinCo to repurchase all or part of their Notes at
101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
As of April 4, 2026, the Company had a total of $3.5 billion of outstanding Senior Notes. Additionally, the Company capitalized debt issuance costs of $23 million, which are deferred and will be amortized to interest expense over the respective term of each of the Senior Notes.
SpinCo Term Loan
In connection with the BDS Business Acquisition, on January 8, 2026, SpinCo entered into a Term Loan Credit Agreement with the lenders named therein, Barclays Bank PLC, as administrative agent (the “Agent”), and the other parties party thereto (the “SpinCo Credit Agreement”). On February 6, 2026 (the “Funding Date”), SpinCo borrowed $4.0 billion of unsecured term loans under the SpinCo Credit Agreement, consisting of a $3.5 billion tranche which will mature and be payable in full 364 days after the Funding Date (“SpinCo Delayed Draw Term Loan”) and a $500 million tranche which will mature and be payable in full on the second anniversary of the Funding Date (“SpinCo Term Loan”). Upon consummation of the BDS Business Acquisition, all of this indebtedness was assumed by the Company. The $3.5 billion of proceeds from the Senior Notes were used by the Company to repay the $3.5 billion principal balance on the SpinCo Delayed Draw Term Loan in March 2026.
The SpinCo Term Loan has a maturity date of February 5, 2028. The borrowings under the SpinCo Term Loan bears interest at a fluctuating rate per annum equal to, at SpinCo’s option, an alternate base rate or Term SOFR rate, in each case, plus an applicable margin calculated based on Waters’ public debt ratings. The applicable margin ranges from 87.5 basis points to 135 basis points per annum over Term SOFR and 0 basis points to 35 basis points per annum over the alternate base rate. As of April 4, 2026, the SpinCo Term Loan had $500 million outstanding.
Bridge Facility
Concurrently with the execution of the merger agreement related to the BDS Business Acquisition (the “Merger Agreement”), the Company and a financial institution executed a
364-day
bridge facility commitment letter, pursuant to which such financial institution committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement, on the terms and conditions set forth therein. The bridge facility was cancelled on the closing date of the BDS Business Acquisition. As a result of the cancellation of the bridge facility, the remaining financing costs of $3 million that were being amortized over the term of the bridge facility were recorded as interest expense during the three months ended April 4, 2026.

Revolving Credit Facility
The Company has a five-year, $1.8
billion revolving credit facility (the “Revolving Credit Facility”) that matures in May 2030. As of April 4, 2026 and December 31, 2025, the Revolving Credit Facility had a total of

$0.2
billion and $0.1 billion outstanding.
Interest on borrowings under the Revolving Credit Facility will accrue at an applicable rate equal to either Term SOFR plus an applicable spread or an alternate base rate plus an applicable spread, in each case based on the lower of the applicable rates determined pursuant to the credit agreement governing the Revolving Credit Facility (the “RCF Credit Agreement”) and based on the Company’s leverage ratio (determined as of the end of the most recent fiscal quarter for which financial statements have been delivered pursuant to the RCF Credit Agreement) or, when established, the Company’s public debt ratings by certain credit rating agencies applicable on such date. These applicable spreads range from 80 basis points to 112.5 basis points over Term SOFR and 0 basis points to 12.5 basis points over the alternate base rate, in each case, as determined in accordance with the RCF Credit Agreement. The Company has agreed to pay a facility fee at specified rates based on either its leverage ratio (determined as of the end of the most recent fiscal quarter for which financial statements have been delivered pursuant to the RCF Credit Agreement) or the

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Company’s public debt ratings applicable on such date, as applicable, ranging from 7.5 basis points to 22.5 basis points per annum, on the aggregate commitments of the lenders. The facility fee is payable on a quarterly basis. The Company has the right to prepay borrowings under the Revolving Credit Facility at any time, in whole or in part and without premium or penalty (other than, if applicable, any breakage costs). The Company may also reduce its commitments under the Revolving Credit Facility at any time.
The
 Revolving
Credit Facility contains affirmative and negative covenants, including limitations on subsidiary debt, liens, sale and leaseback transactions, mergers and certain restrictive agreements, as well as a financial covenant to not permit a leverage ratio as of the end of any fiscal quarter to exceed 3.50 to 1.00 (which may be increased to 4.25 to 1.00 at the Company’s election as of the last day of the fiscal quarter during which the Company’s closing of a material acquisition for which the aggregate consideration involves cash in the amount of $500 million or more) and a financial covenant to not permit an interest coverage ratio as of the end of any fiscal quarter for the period of four consecutive fiscal quarters then ended to be less than 3.50 to 1.00. The

R
evolving
Credit Facility contains certain representations, warranties and events of default (which are, in some cases, subject to certain exceptions, thresholds and grace periods) including, but not limited to, non-payment
of principal and interest, failure to perform or observe covenants, breaches of representations and warranties and certain bankruptcy-related events.
Senior Unsecured Notes
As of April 4, 2026 and December 31, 2025, the Company had a total of $1.1 billion and $1.3 billion
of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year.
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

2
5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at April 4, 2026 and December 31, 2025 (in millions):

	April 4, 2026	December 31, 2025
Senior unsecured notes - Series K - 3.44%, due May 2026	$160	$160
Senior unsecured notes - Series L - 3.31%, due September 2026	200	200
Senior unsecured notes - Series N - 1.68%, due March 2026	—	100

Total notes payable and debt, current	360	460
Senior unsecured notes - Series M - 3.53%, due September 2029	300	300
Senior unsecured notes - Series O - 2.25%, due March 2031	400	400
Senior unsecured notes - Series P - 4.91%, due May 2028	—	50
Senior unsecured notes - Series Q - 4.91%, due May 2030	—	50
SpinCo Term Loan - due February 2028	500	—
Senior Notes - 4.32% - due September 2027	650	—
Senior Notes - 4.40% - due March 2029	600	—
Senior Notes - 4.66% - due March 2031	750	—
Senior Notes - 4.95% - due March 2033	750	—
Senior Notes - 5.25% - due March 2036	750	—
Credit agreement	180	150
Unamortized debt issuance costs	(25)	(3)

Total long-term debt	4,855	947

Total debt	$5,215	$1,407

As of both April 4, 2026 and December 31, 2025, the Company had a total amount available to borrow under the Revolving Credit Facility of $
1.6

billion after outstanding letters of credit.
 The weighted-average interest rates applicable to the
S
enior

N
ot
es,
 senior
unsecured notes and credit agreement borrowings collectively were
4.43
% and
3.35
% at April 4, 2026 and December 31, 2025, respectively. As of April 4, 2026, the Company was in compliance with all debt covenants.
Foreign Lines of Credit
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $110 million and $110 million at April 4, 2026 and December 31, 2025, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of April 4, 2026 or December 31, 2025.
7 Income Taxes
The Company’s effective
 tax rate for the three months ended April 4, 2026 and March 29, 2025 was 18.4% and 15.1%, respectively. The change between the effective tax rates can primarily be attributed to the impact of discrete tax benefits, primarily transaction costs, in the current period and differences in the proportionate amounts of pre-tax
income, due to the BDS Business Acquisition, recognized in jurisdictions with different effective tax rates.
Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic
Co-operation
and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the three months ended April 4, 2026. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, (“OBBBA”), enacting changes to the United States federal tax code, including adjustments to effective tax rates on certain types of income and certain deduction limitations. The OBBBA did not have a material impact on the Company’s financial position, results of operations and cash flows for the period ended April 4, 2026.-

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

8 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. No litigation provisions were recorded and no litigation payments were made by the Company during the three months ended April 4, 2026 and March 29, 2025.
9 Leases
As of April 4, 2026, the Company had lease agreements that expire at various dates through 2035, with a weighted-average remaining lease term of

9.3
years
. Rental expense was $
17
 million and $
10
 million for the three months ended April 4, 2026, and March 29, 2025, respectively. As of April 4, 2026, the weighted-average discount rate used to determine the present value of lease liabilities w as

3.80
%
.
During the three months ended April 4, 2026, and March 29, 2025, cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was $
15
 million, and $
10
 million, respectively. The Company recorded a $
9

million and $
8

million increase in
right-of-use
assets in exchange for new operating lease liabilities during the three months ended
April 4, 2026 and March 29, 2025.
The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in millions):

	Financial Statement Classification	April 4,	December 31,
		2026	2025
Assets:
Property operating lease assets	Operating lease assets	$36	$44
Automobile operating lease assets	Operating lease assets	35	36
Operating lease assets, acquired	Operating lease assets	285	—

Total lease assets		$356	$81

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$29	$31
Operating lease liabilities, acquired	Current operating lease liabilities	24	—
Long-term operating lease liabilities	Long-term operating lease liabilities	43	53
Operating lease liabilities, acquired	Long-term operating lease liabilities	259	—

Total lease liabilities		$355	$84

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Undiscounted future minimum rents payable as of April 4, 2026 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in millions):

2026	$44
2027	59
2028	50
2029	43
2030	34
2031 and thereafter	212

Total future minimum lease payments	442
Less: amount of lease payments representing interest	(87)

Present value of future minimum lease payments	355
Less: current operating lease liabilities	(53)

Long-term operating lease liabilities	$302

10 Other Commitments and Contingencies
In connection with the BDS Business Acquisition, the Company entered into a Transition Services Agreement (“TSA”) with BD, under which the

Company receives certain back-office and fulfillment support services, including finance, accounting, information technology, human resources and other administrative functions. The TSA is intended to provide continuity of operations during the post- transaction integration for a period of up to three years at an annual cost of approximately $
90

million. The Company has incurred $14 million of TSA costs for the three months ended April 4, 2026. The majority of the TSA costs are included in selling and administrative expenses in the accompanying consolidated statement of operations.
The Company licenses certain technology and software from third parties in the ordinary course of business. The Company reviews its third party license and software arrangements in accordance with the accounting standards for internal-use
software and hosting arrangements, including identifying service contracts and capitalizing certain implementation costs. Future minimum fees payable under existing technology and software license agreements as of April 4, 2026 are $56 million for the years ended December 31, 2026 and thereafter. The software license agreements are long-term contracts and are not cancellable by the Company until the expiration of their initial term. The amounts owed under these contracts are included in both other assets and other long-term liabilities on the Company’s consolidated balance sheet as of April 4, 2026. In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide enterprise resource planning system (“ERP”). The Company anticipates spending approximately $130 million on the ERP implementation, of which $72 million has been spent through 2026. The Company expects to use existing cash and its credit facility to fund the ERP implementation. The Company has incurred
 $43 million of capitalized costs included in other assets and $29 million of operating costs included in the consolidated statement of operations for the ERP system implementation through April 4, 2026.
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
11 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in millions, except per share data):

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended April 4, 2026
	Net loss (Numerator)	Weighted- Average Shares (1) (Denominator)	Per Share Amount
Net l oss per basic common share	$(72)	82,139	$(0.87)
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	—	—

Net l oss per diluted common share	$(72)	82,139	$(0.87)

(1)	Includes issuance of 38,542 thousand shares of Waters common stock related to the BDS Business Acquisition.

	Three Months Ended March 29, 2025
	Net income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$121	59,439	$2.04
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	272	(0.01)

Net income per diluted common share	$121	59,711	$2.03

For the three months ended April 4, 2026 and March 29, 2025, there were approximately 240 thousand and
 39
thousand outstanding stock options, respectively, that were antidilutive because the exercise price for such stock options was higher than the Company’s average stock price during the applicable period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
12 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in millions):

	Currency Translation	Unrealized Income on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(125)	$2	$(2)	$(125)
Other comprehensive loss, net of tax	(38)	—	(5)	(43)

Balance at April 4, 2026	$(163)	$2	$(7)	$(168)

13 Business Segment Information
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

As a result of the BDS Business Acquisition, the Company reorganized its operating segment structure into four operating segments: Analytical Sciences; Materials Sciences; Biosciences and Advanced Diagnostics, which are evaluated by the CODM. For financial reporting purposes, the Analytical Sciences (formerly the Waters Division, excluding the Waters Clinical business) and Materials Sciences (formerly the TA Division) operating segments have been aggregated into a single reportable segment. Biosciences and Advanced Diagnostics each represent separate reportable segments, resulting in three reportable segments. In connection with this change, prior period information has been recast to conform to the current presentation, including the reclassification of the Waters Clinical business into the Advanced Diagnostics segment.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Analytical Sciences operating segment is primarily in the business of designing, manufacturing, selling and servicing LC and MS instruments, columns and other precision chemistry consumables that can be integrated and used along with other analytical instruments. The Material
s
Sciences operating segment is primarily in the business of designing, manufacturing, selling and servicing thermal analysis, rheometry and calorimetry instruments. These two operating segments have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution; and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.
The Biosciences business offers a comprehensive portfolio of instruments, software and informatics, reagents, and single cell multiomics solutions, supporting the advanced analysis of cell populations for use in fields such as immunology, oncology, and infectious disease research. Its products are used by a broad range of customers, including academic and government institutions, pharmaceutical and biotechnology companies, and clinical laboratories. In addition to supporting basic research, the business provides essential tools that facilitate drug discovery and development, contributing to advancements in precision medicine, as well as tools for clinical diagnostics. Biosciences operates through a common global commercial infrastructure that includes a specialized sales force, technical application specialists and channel partners dedicated to serving the life sciences market. The Biosciences business represents a reporting segment for financial statement purposes.
The Advanced Diagnostics business provides a broad range of diagnostic instrumentation, assays, consumables, automation, and informatics that support the detection, identification and drug susceptibility testing of infectious disease organisms. Key areas of focus are sepsis, tuberculosis, sexually transmitted infections, healthcare associated infections, women’s health conditions, and cervical cancer screening. The Advanced Diagnostics portfolio employs several technologies and innovations, centered across three key areas, microbiology solutions molecular diagnostics platforms, and diagnostic testing performed near the patient to deliver rapid results that can inform immediate care decisions designed to deliver rapid results in decentralized healthcare settings. These technologies serve a global customer base of hospitals, clinical laboratories, public health agencies and integrated delivery networks. The Advanced Diagnostics business plays a central role in improving clinical workflows, enhancing diagnostic accuracy, and supporting timely treatment decisions. The Advanced Diagnostics business represents a reporting segment for financial statement purposes.
Revenues for the Company’s products and services are as follows for the three months ended April 4, 2026 and March 29, 2025 (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Revenues:
Instrument systems	$376	$263
Consumables	543	138
Service	348	261

Total revenues	$1,267	$662

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Revenues are attributable

to geographic areas based on the region of destination. Geographic revenues information is presented below for the three months ended April 4, 2026 and March 29, 2025
(in millions):

	Three Months Ended
	April 4, 2026
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total Revenues
Revenues:
Asia:
China	$100	$27	$26	$153
Asia Other	133	24	40	197

Total Asia	233	51	66	350
Americas:
United States	204	90	121	415
Americas Other	42	18	30	90

Total Americas	246	108	151	505
Europe	207	73	132	412

Total net revenues	$686	$232	$349	$1,267

	Three Months Ended
	March 29, 2025
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total Revenues
Revenues:
Asia:
China	$81	$—	$10	$91
Asia Other	125	—	5	130

Total Asia	206	—	15	221
Americas:
United States	200	—	16	216
Americas Other	37	—	3	40

Total Americas	237	—	19	256
Europe	166		19	185

Total net revenues	$609	$—	$53	$662

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net Revenues for the Company recognized at a point in time versus over time are as follows for the three months ended April 4, 2026 and March 29, 2025 (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net revenues recognized at a point in time:
Instrument systems	$376	$263
Consumables	543	138
Service revenues recognized at a point in time (time & materials)	101	81

Total net revenues recognized at a point in time	1,020	482
Net revenues recognized over time:
Service and software maintenance revenues recognized over time (contracts)	247	180

Total net revenues	$1,267	$662

The Company’s segment performance measure is operating income excluding certain corporate expenses and other adjustments that are not considered part of ordinary operations, which is used by the Company’s CODM when assessing performance and allocating capital and resources to its business. These amounts are included in the reconciliation of segment operating income below. Prior period segment expense amounts have been recast to conform to the current year presentation. The CODM does not receive any asset information by business segment and, as such, Waters does not report asset information by business segment.
Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses, that are not separately presented on the Company’s consolidated statements of operations, are presented below. Certain significant segment expenses were recast as a result of the Company’s segment reorganization.
The following table includes the significant segment expenses that are regularly provided to the CODM and a reconciliation of segment operating income for the three months ended April 4, 2026 and March 29, 2025 (in millions):

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended
	April 4, 2026
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Total revenues, net	$686	$232	$349	$1,267
Less:
Material purchases	(146)	(37)	(52)	(235)
Labor costs within product and service cost of revenues	(101)	(25)	(45)	(171)
Labor costs within selling and administrative and research and development expenses	(159)	(34)	(50)	(243)
Other segment expenses	(44)	(53)	(132)	(229)
Corporate and other expenses:
Corporate expenses				(165)
Purchased intangibles amortization and acquisition-related fair value step-up				(251)
Stock-based compensation				(20)

Total operating (loss) income	$236	$83	$70	$(47)

Operating (loss) income %	34.4%	35.8%	20.1%	(3.7	% )

	Three Months Ended
	March 29, 2025
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Total revenues, net	$609	$—	$53	$662
Less:
Material purchases	(87)	—	(14)	(101)
Labor costs within product and service cost of revenues	(85)	—	(1)	(86)
Labor costs within selling and administrative and research and development expenses	(76)	—	(7)	(83)
Other segment expenses	(146)	—	(11)	(157)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Corporate and other expenses:
Corporate expenses				(59)
Purchased intangibles amortization and acquisition-related fair value step-u p				(12)
Stock-based compensation				(13)

Total operating income	$215	$—	$20	$151

Operating Income %	35.3%	—	37.7%	22.9%
The other segment expenses include transaction costs, depreciation and amortization expenses, facilities and information technology costs, travel, freight, professional fees and all other costs.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company has four operating segments: Analytical Sciences, Biosciences, Advanced Diagnostics, and Materials Sciences. Analytical Sciences products and services primarily consist of high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLCTM” and, together with HPLC, referred to as “LC”), mass spectrometry (“MS”), light scattering and field-flow fractionation instruments (Wyatt), and precision chemistry consumable products and related services. Materials Sciences products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service revenue. Biosciences products and services primarily consist of instruments, software and informatics, reagents, and single cell multiomics solutions, supporting the advanced analysis of cell populations for use in fields such as immunology, oncology, and infectious disease research. Advanced Diagnostics products and services primarily consist of a broad range of diagnostic instrumentation, assays, consumables, automation, and informatics that support the detection, identification and drug susceptibility testing of infectious disease organisms.

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

Acquisition of BD Biosciences & Diagnostic Solutions Businesses

On February 9, 2026 (the “Closing Date”), the Company completed the acquisition (the “BDS Business Acquisition”) of the Biosciences and Diagnostic Solutions business (the “BDS Business”) of Becton, Dickinson and Company (“BD”). The transaction was structured as a Reverse Morris Trust transaction, where the BDS Business was spun off to BD shareholders and simultaneously merged with a wholly-owned subsidiary of the Company. The 2026 financial results of the BDS Business from the Closing Date are included in the Company’s 2026 consolidated financial results presented herein.

Tariffs

The Company sells and services its customers in over 35 countries outside of the U.S. and we have major manufacturing operations in the U.S., Ireland, U.K., Switzerland, Puerto Rico and in Singapore where we utilize subcontractors with worldwide capabilities.

In 2025, the U.S. government issued varying levels of tariffs on all imported goods into the U.S., including a baseline 10% tariff, subject to certain exceptions, which have also prompted retaliatory tariffs by a number of countries, including tariffs and export restrictions on certain manufacturing components imposed by China and tariffs pursuant to trade agreements the U.S. has entered into with certain countries. In addition, a number of new tariffs have been threatened, and the U.S. and other countries continue to negotiate trade arrangements and tariff levels. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding potential refund processes and future trade policy actions and could affect the Company’s cost structure and supply chain planning. As a result of this ruling, the Company may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, the Company has not recognized any material amounts as of April 4, 2026. The Company continues to monitor developments around the Supreme Court’s decision and evaluate its potential impact on the Company’s future financial results and business.

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

In addition to changes in trade policy, the U.S. administration has implemented a number of other regulatory, policy and personnel changes, including the elimination, downsizing and reduced funding of certain government agencies and programs and the cancellation or delay of government contracts and research grants. In addition, the administration has changed the composition of and guidance from advisory panels on healthcare practices.

Financial Overview

The Company’s operating results are as follows for the three months ended April 4, 2026 and March 29, 2025 (dollars in millions, except per share data):

	Three Months Ended
	April 4, 2026	March 29, 2025	% change
Revenues:
Product revenues	$919	$401	129%
Service revenues	348	261	33%

Total net revenues	1,267	662	91%
Costs and operating expenses:
Cost of revenues	679	277	145%
Selling and administrative expenses	387	175	121%
Research and development expenses	96	47	104%
Purchased intangibles amortization	152	12	* *

Operating (loss) income	(47)	151	(131%)
Operating (loss) income as a % of revenue	(3.7%)	22.9%
Other income, net	1	2	(58%)
Interest expense, net	(42)	(10)	305%

(Loss) income before income taxes	(88)	143	(162%)
Benefit (Provision) for income taxes	16	(22)	(173%)

Net (loss) income	$(72)	$121	(160%)

Net (loss) income per diluted common share	$(0.87)	$2.03	(143%)

**	Percentage not meaningful

Due to the acquisition of the BDS Business on February 9, 2026, period over period comparability of the Company’s financial results has been materially impacted. In addition, the Company’s first quarter 2026 results include the BDS Business’s financial results only from the Closing Date through the end of the period, further affecting comparability with prior periods and in the future.

The Company’s revenue increased 91% in the first quarter of 2026, as compared to the first quarter of 2025, primarily driven by $520 million of revenue contributed by the BDS Business since the Closing Date. Excluding the BDS Business revenue, legacy revenue increased 13%, primarily due to broad-based growth across all product lines and geographical regions. Foreign currency translation increased total revenue growth by 2%. In addition, the first quarter of 2026 had six more calendar days compared to the first quarter of 2025.

Instrument system revenue increased 43% in the first quarter of 2026 primarily driven by the $96 million in instrument revenue contributed by the BDS Business. Excluding the impact of the BDS Business instrument revenue, legacy instrument revenue increased 7%. This revenue growth was primarily driven by higher customer demand for our LC & MS instrument systems across most major regions. Foreign currency translation increased instrument system revenue growth by 1% in the first quarter of 2026.

Recurring revenues (combined revenues of consumables and services) increased 123% in the first quarter of 2026, primarily driven by $424 million of revenue contributed by the BDS Business since the Closing Date. Excluding the BDS Business revenue, legacy recurring revenues increased 17%, primarily due to broad-based growth across all geographical regions. Foreign currency translation increased recurring revenue growth by 3%. Chemistry consumable revenue increased 17% in the first quarter of 2026. The double-digit chemistry growth can be attributed to the uptake in columns and application-specific testing kits to pharmaceutical customers. Foreign currency translation added 3% to chemistry revenue growth in 2026. In addition, the recurring revenues growth was also positively impacted by the six additional calendar days in the first quarter of 2026.

Cost of Sales

The cost of sales in the first quarter of 2026 increased 145% as compared to the first quarter of 2025. This increase is primarily attributed to the $361 million of cost of sales from the BDS Business since the Closing Date as well as the increase in legacy business sales volume. In the first quarter of 2026, cost of sales included $99 million of fair value inventory and fixed asset step-up expense recognized as a result of the BDS Business Acquisition.

Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to be neutral to gross profit during 2026.

Selling and Administrative Expenses

Selling and administrative expenses increased 121% in the first quarter of 2026 as compared to the first quarter of 2025. The BDS Business increased selling and administrative expenses by $99 million in the first quarter of 2026 since the Closing Date. The remaining increase in selling and administrative expenses is primarily due to an increase in costs associated with merit compensation for the Company’s employees as well as $82 million of transaction, integration and other internal costs associated with the BDS Business.

Research and Development Expenses

Research and development expenses increased 104% in the first quarter of 2026 as compared to the first quarter of 2025. The BDS Business increased research and development expenses by $42 million in the first quarter of 2026 since the Closing Date. The remaining increase in research and development expenses can be attributed to increases from costs associated with merit compensation to the Company’s employees and costs associated with new products and the development of new technology initiatives. In the first quarter of 2026, research and development expenses included $1 million of transaction, integration and other internal costs associated with the BDS Business.

Purchased Intangibles Amortization

Purchased intangibles amortization increased $140 million in the first quarter of 2026 as compared to first quarter of 2025 due to the BDS Business Acquisition.

Operating (Loss) Income

Operating loss was $47 million in the first quarter of 2026, a decrease of $198 million as compared to $151 million of operating income in the first quarter of 2025. The decrease was primarily due to the impact of the higher sales volume from the legacy business and the BDS Business revenue since the Closing Date, being offset by $99 million of acquisition-related inventory and fixed asset fair value step-up expense and $140 million of purchased intangibles amortization related to the BDS Business. In addition, the first quarter of 2026 operating loss was impacted by $83 million of transaction, integration and other internal costs associated with the BDS Business Acquisition and the $9 million of expenses associated with the Company’s new ERP system implementation.

Interest Expense, net

Interest expense, net, increased $32 million in the first quarter of 2026, which can be primarily attributed to the financing costs incurred by the Company related to the funding of the BDS Business Acquisition.

Benefit (Provision) for Income Taxes

The Company’s effective tax rate for the three months ended April 4, 2026 and March 29, 2025 was 18.4% and 15.1%, respectively. The change between the effective tax rates can primarily be attributed to the impact of discrete tax benefits, primarily transaction costs, in the current period and differences in the proportionate amounts of pre-tax income, due to the BDS Business Acquisition, recognized in jurisdictions with different effective tax rates.

Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the three months ended April 4, 2026. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), enacting changes to the United States federal tax code, including adjustments to effective tax rates on certain types of income and certain deduction limitations. The OBBBA did not have a material impact on the Company’s financial position, results of operations and cash flows for the period ended April 4, 2026.

Net (Loss) Income per Diluted Common Share

The decline in the net loss per diluted common share to $0.87 in the first quarter of 2026 as compared to the $2.03 of net income per diluted common share in the first quarter of 2025 is attributed to the following BDS Business Acquisition-related items: purchase accounting fair value step-up expense, increases in purchased intangibles amortization expense, increase in interest expense, and various transaction, integration, and other internal costs.

Liquidity and Capital Resources

Net cash used in operating activities was $3 million as compared to net cash provided by operating activities of $260 million in the first three months of 2026 and 2025, respectively. The decline is primarily attributable to the net $140 million receivable due from BD, relating to net cash settlement for activity since the Closing Date, and $88 million of payments made in connection with transaction and integration costs associated with the BDS Business Acquisition.

Net cash provided by investing activities included capital expenditures related to property, plant, equipment and software capitalization of $39 million in the first quarter of 2026 as compared to the $26 net cash used in investing activities in the first quarter of 2025. The 2026 investing activities were impacted by the $144 million of cash acquired from the BDS Business Acquisition.

On March 23, 2026, SpinCo issued senior notes (the “Senior Notes”) in the aggregate principal amount of $3.5 billion. Net proceeds from the offering of the Senior Notes, together with cash on hand, were used by the Company to repay $3.5 billion of indebtedness outstanding under the SpinCo Delayed Draw Term Loan.

On January 8, 2026, Augusta SpinCo Corporation, a subsidiary of the Company (“SpinCo”) entered into a Term Loan Credit Agreement with the lenders named therein, Barclays Bank PLC, as administrative agent, and the other parties party thereto (the “SpinCo Credit Agreement”). On February 6, 2026 (the “Funding Date”), SpinCo borrowed $4.0 billion of unsecured term loans under the SpinCo Credit Agreement, consisting of a $3.5 billion tranche which will mature and be payable in full 364 days after the Funding Date (“SpinCo Delayed Draw Term Loan”) and a $500 million tranche which will mature and be payable in full on the second anniversary of the Funding Date (“SpinCo Term Loan”), and such funds were used by SpinCo on the Funding Date to finance the cash distribution to be paid to BD’s shareholders in connection with the BDS Business Acquisition (the “SpinCo Cash Distribution”). Upon consummation of the BDS Business Acquisition, all of this indebtedness was assumed by the Company. The SpinCo Term Loan has a maturity date of February 5, 2028.

Results of Operations

Revenues by Geography

Geographic revenue information is presented below for the three months ended April 4, 2026 and March 29, 2025 (dollars in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025	% change
Revenues:
Asia:
China	$153	$91	68%
Asia Other	197	130	52%

Total Asia	350	221	58%
Americas:
United States	415	216	92%
Americas Other	90	40	125%

Total Americas	505	256	98%
Europe	412	185	122%

Total revenues	$1,267	$662	91%

Geographically, BDS Business revenue for the first quarter of 2026 was $105 million in Asia, $236 million in the Americas and $179 million in Europe. In the first quarter of 2026, excluding the BDS Business revenue, legacy Waters revenue increased 11% in Asia, 5% in the Americas and 26% in Europe as compared to the first quarter of 2025. This revenue growth was broad-based across all major regions, led by China and Europe. Foreign currency translation had a positive overall impact on revenue in the first quarter of 2026, growth as the 12% favorable currency impact in Europe was partially offset by a 4% unfavorable impact in Asia revenue.

Revenues by Product

Product revenue information is presented below for the three months ended April 4, 2026 and March 29, 2025 (dollars in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025	% change
Revenues
Instrument systems	$376	$263	43%
Consumables	543	138	293%
Service	348	261	33%

Total revenues	$1,267	$662	91%

Operating Segments

As a result of the BDS Business Acquisition, the Company has reorganized itself into the following operating segments: Analytical Sciences; Materials Sciences; Biosciences and Advanced Diagnostics. For purposes of financial reporting, the Analytical Sciences (formerly Waters Division, excluding Waters Clinical business) and the Materials Sciences (formerly TA Division) operating segments have been combined into one reportable segment. Biosciences and Advanced Diagnostics each represent a reportable segment, resulting in three total reportable segments, as presented below. To conform to the current post-acquisition reporting structure, the Company has reclassified the Waters Clinical business into the Advanced Diagnostics segment for all periods presented.

Revenues by segment were as follows for the three months ended April 4, 2026 and March 29, 2025 (dollars in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025	% change
Analytical & Materials Sciences	$686	$609	13%
Biosciences	232	—	* *
Advanced Diagnostics	349	53	560%

Total revenues	$1,267	$662	91%

Segment operating (loss) income were as follows for the three months ended April 4, 2026 and March 29, 2025 (dollars in millions):

	Three Months Ended
	April 4, 2026	% of Revenues	March 29, 2025	% of Revenues
Analytical & Materials Sciences	$236	34.4%	$215	35.3%
Biosciences	83	35.8%	—	* *
Advanced Diagnostics	70	20.1%	20	37.7%

Total segment operating income	389	30.7%	235	35.5%

Less corporate and non-segment expenses:
Corporate and other expenses	(165)		(59)
Purchased intangibles amortization and acquisition-related fair value step-up	(251)		(12)
Stock compensation expense	(20)		(13)

Total operating (loss) income	$(47)	(3.7%)	$151	22.9%

**	Percentage not meaningful

Corporate and other expenses consist of information technology, financing and accounting, human resources, communication and legal function costs; ERP implementation and transformation costs; restructuring costs; and BDS Business Acquisition-related costs including all incremental costs incurred to effect the BDS Business Acquisition, such as advisory, legal, accounting, tax, valuation, other professional fees, integration costs and other expenses.

Analytical & Materials Sciences

Analytical Sciences products and service revenue increased 13% in the first quarter of 2026, with the effect of foreign currency translation increasing sales growth by 2%. Instrument system revenue (primarily LC and MS technology-based) increased 8% in the first quarter of 2026, primarily driven by higher customer demand for our Acquity and Xevo TQ-S instrument systems.

Analytical Sciences consumables’ double-digit revenue growth was due to the continued demand across all major geographies driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Foreign currency increased chemistry revenue growth by 3% in 2026. Service revenue growth increased 17% in 2026 due to higher service demand billing in most major regions. Foreign currency translation increased sales growth by 3% in the first quarter of 2026.

Materials Sciences revenue increased 6% in the first quarter of 2026, which was primarily driven by customer demand for our thermal analysis and rheology instrument systems and services. Foreign currency translation increased revenue growth by 4% in the first quarter of 2026.

The Analytical & Materials Sciences segment operating income as a percentage of revenues decreased in the first quarter of 2026 as compared to the first quarter of 2025 as a result of the higher sales volumes being offset by the impact of sales mix, merit compensation costs and additional new product development costs.

Biosciences

The Biosciences revenues of $232 million in the first quarter of 2026 includes only revenue from the Closing Date through the end of the reporting period. The Biosciences cost of sales and operating costs were $97 million and $52 million, respectively, for the first quarter of 2026.

Advanced Diagnostics

The Advanced Diagnostic Solutions revenues of $349 million in the first quarter of 2026 includes $61 million and $53 million of total revenue attributed to the Waters Clinical Business in the first quarter of 2026 and the first quarter of 2025, respectively, which was recast into the Advanced Diagnostics segment. The remaining revenue for 2026 is attributed to BDS Business revenue from the Closing Date through the end of the reporting period.

The Advanced Diagnostics segment operating income as a percentage of revenue in 2026 was 20.1%. Advanced Diagnostics cost of sales and operating costs were $203 and $76 million, respectively, for the first quarter of 2026.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net (loss) income	$(72)	$121
Depreciation and amortization	207	49
Acquisition-related inventory fair value step-up	99	—
Stock-based compensation	20	13
Deferred income taxes	(1)	2
Change in accounts receivable	(533)	33
Change in inventories	(33)	(26)
Change in accounts payable and other current liabilities	235	(30)
Change in deferred revenue and customer advances	138	83
Other changes	(63)	15

Net cash (used in) provided by operating activities	(3)	260
Net cash provided by (used in) investing activities	95	(26)
Net cash used in financing activities	(213)	(173)
Effect of exchange rate changes on cash and cash equivalents	(5)	(3)

(Decrease) increase in cash and cash equivalents	$(126)	$58

Cash Flow from Operating Activities

Net cash used in operating activities was $3 million as compared to $260 million of cash provided by operating activities during the first quarter of 2026 and 2025, respectively. The decrease in 2026 operating cash flow was primarily caused by the BDS Business Acquisition. This decrease in operating cash flow can be attributed to the $88 million of payments made in connection with BDS Business acquisition transaction closing; integration and transformation cost as well as the lower net income, higher accounts receivables balances due to an increase in sales volume and the timing of the BDS Business initial net cash settlement for activity since the Closing Date. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to the timing of payments made by customers and the timing of sales. Days sales outstanding for legacy Waters was 103 days at April 4, 2026 and 95 days at March 29, 2025. Days sales outstanding does not include $415 million of customer receivables due from BD, which is providing billing and collection services under the TSA.

•

The increase in inventory can primarily be attributed to higher tariffs on material costs as well as an increase in safety stock levels to help navigate tariffs and mitigate any future supply chain issues and the effect of foreign currency translation.

•

The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation. Included in trade accounts payable are $275 million of payments due to BD for activities since the Closing Date.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash provided by investing activities included capital expenditures related to property, plant, equipment and software capitalization of $95 million in the first quarter of 2026 as compared to the $26 million of net cash used in investing activities in the first quarter of 2025. The 2026 investing activities were impacted by the $144 million of cash acquired from the BDS Business Acquisition. Additions to fixed assets and capitalized software were $39 million and $26 million in the first three months of 2026 and 2025, respectively.

Cash Flow from Financing Activities

As of April 4, 2026, the Company had a total of $5.3 billion in outstanding debt, which consisted of $1.1 billion in outstanding senior unsecured notes, $3.5 billion in outstanding Senior Notes, $0.5 billion borrowed under the SpinCo Credit Agreement and $0.2 billion borrowed under the credit agreement governing its $1.8 billion revolving credit facility. The Company’s net debt borrowings as of April 4, 2026 were $170 million higher than as of March 29, 2025, which reflects the proceeds from debt issuances of $3.5 billion and payments on debt of $3.7 billion, respectively, related to the funding of the BDS Business Acquisition.

On March 23, 2026, SpinCo issued Senior Notes in the aggregate principal amount of $3.5 billion. The obligations of SpinCo under the Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain subsidiaries of the Company, which also guarantee the Company’s existing credit facilities. Net proceeds from the offering of the Senior Notes, together with cash on hand, were used by the Company to repay $3.5 billion of indebtedness outstanding under the SpinCo Delayed Draw Term Loan. The Senior Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on March 23 and September 23 of each year, commencing on September 23, 2026.

On January 8, 2026, SpinCo entered into the SpinCo Credit Agreement. On February 6, 2026, SpinCo borrowed $4.0 billion of unsecured term loans under the SpinCo Credit Agreement, consisting of a $3.5 billion tranche which will mature and be payable in full 364 days after the Funding Date and a $500 million tranche which will mature and be payable in full on the second anniversary of the Funding Date, and such funds were used by SpinCo on the Funding Date to finance the SpinCo Cash Distribution. Upon consummation of the BDS Business Acquisition, all of this indebtedness was assumed by the Company. The $3.5 billion of proceeds from the Senior Notes were used by the Company to repay the $3.5 billion principal balance on the SpinCo Delayed Draw Term Loan in March 2026. The SpinCo Term Loan has a maturity date of February 5, 2028.

As of April 4, 2026, the Company has entered into interest rate cross-currency swap derivative agreements with durations up to three years with a notional value of $1.2 billion to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $4 million and $2 million in the first quarter of 2026 and 2025, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $14 million in 2026.

In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2026 or 2025. The Company repurchased $12 million and $14 million of the Company’s common stock related to the vesting of restricted stock units during the three months ended April 4, 2026 and March 29, 2025, respectively.

In connection with the BDS Business Acquisition, the Company issued 38,542 thousand shares of the Company’s common stock to BD shareholders with an approximate fair value of $12.8 billion. Additionally, the Company received $3 million and $8 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first three months of 2026 and 2025, respectively.

The Company had cash and cash equivalents of $462 million as of April 4, 2026. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $425 million held by foreign subsidiaries at April 4, 2026, of which $321 million was held in currencies other than U.S. dollars.

Guarantor Financial Information

The Senior Notes are senior unsecured obligations of SpinCo and are fully and unconditionally guaranteed on a senior unsecured basis by the Company, and certain of Company’s subsidiaries: Waters Technologies Corporation, TA Instruments – Waters L.L.C., Waters Asia Limited, Wyatt Technology, LLC, Accuri Cytometers, Inc., Augusta Life Sciences US OpCo I LLC, Augusta Life Sciences US OpCo II LLC, Augusta Life Sciences US SpinCo LLC, Cellular Research, Inc., HandyLab, Inc., PharMingen, NAT Diagnostics, Inc. and Omega Biosystems Incorporated (each, a “Subsidiary Guarantor” and collectively, the “Subsidiary Guarantors”). The Company owns substantially all of the assets of each of the Subsidiary Guarantors and conducts substantially all of its operations through the Subsidiary Guarantors and its other subsidiaries. Each of the Subsidiary Guarantors is consolidated into the Company’s financial statements.

The following tables include summarized financial information on a combined basis for SpinCo and the Subsidiary Guarantors and is presented after the elimination of: (i) intercompany transactions and balances among the Company, SpinCo and the Subsidiary Guarantors, and (ii) equity in earnings from and investments in in any subsidiaries of the Company that do not guarantee the Senior Notes (the “Non-Guarantor Subsidiaries”) (in millions).

As of
April 4, 2026
Current assets	$1,423
Intercompany receivables from the Non-Guarantor Subsidiaries	138

Total current assets	1,561
Noncurrent assets	10,789

Total assets	12,350

Current liabilities	919
Intercompany payables to the Non-Guarantor Subsidiaries	214

Total current liabilities	1,133
Noncurrent liabilities	5,125

Total liabilities	$6,258

Three months ended
April 4, 2026
Revenues, excluding intercompany	$437
Revenues from Non-Guarantor Subsidiaries	236

Total revenue	673
Operating loss, excluding intercompany	(309)
Operating income from Non-Guarantor Subsidiaries	25

Total operating loss	(284)
Net loss, excluding intercompany	(373)
Net income from Non-Guarantor Subsidiaries(1)	286

Total net loss	$(87)

(1)	Includes $258 million of dividend income from Non-Guarantor Subsidiaries for the three months ended April 4, 2026.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

TSA: In connection with the BDS Business Acquisition, the Company entered into a Transition Services Agreement (“TSA”) with BD, under which the Company receives certain back-office and fulfillment support services, including finance, accounting, information technology, human resources and other administrative functions. The TSA is intended to provide continuity of operations during the post-transaction integration for a period of up to three years at an annual cost of approximately $90 million. The Company has incurred $14 million of TSA costs for the three months ended April 4, 2026. The majority of the TSA costs are included in selling and administrative expenses in the accompanying consolidated statement of operations.

Senior Notes: As of April 4, 2026, the Company had $3.5 billion of cash requirements for the outstanding Senior Notes that will mature as follows: $650 million in 2027; $600 million in 2029; $750 million in 2031; $750 million in 2033; and $750 million in 2036. The Senior Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on March 23 and September 23 of each year, commencing on September 23, 2026. See also Note 6 in the Condensed Notes to the Consolidated Financial Statements for further information.

SpinCo Term Loan: As of April 4, 2026, the SpinCo Term Loan had $500 million outstanding and a maturity date of February 5, 2028.

A summary of the Company’s remaining contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026. The Company reviewed its contractual obligations and commercial commitments as of April 4, 2026 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During fiscal year 2026, the Company expects to contribute a total of approximately $3 million to $6 million to its defined benefit plans.

The Company has not paid any dividends and has no plans, at this time, to pay any dividends in the future.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended April 4, 2026. Refer to Note 1 Basis of Presentation and Summary of Significant Accounting Policies, in the Condensed Notes to Consolidated Financial Statements for any changes in those policies during the three months ended April 4, 2026.

New Accounting Pronouncements

Please refer to Note 1 Basis of Presentation and Summary of Significant Accounting Policies, in the Condensed Notes to Consolidated Financial Statements.

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

•

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

•

current global economic, sovereign and political conditions and uncertainties, the effect of new or proposed tariff or trade regulations, as well as other new or changed domestic and foreign laws, regulations and policies (or new interpretations thereof); inflation and interest rates; the impacts and costs of war, in particular as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East; and the possibility of further escalation resulting in new geopolitical and regulatory instability;

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

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of April 4, 2026 and December 31, 2025, $425 million out of $462 million and $372 million out of $588 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $321 million out of $462 million and $306 million out of $588 million of cash and cash equivalents were held in currencies other than the U.S. dollar at April 4, 2026 and December 31, 2025, respectively. As of April 4, 2026, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash and cash equivalents held in currencies other than the U.S. dollar as of April 4, 2026 would decrease by approximately $32 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of April 4, 2026 would increase pre-tax earnings by approximately $2 million. Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of April 4, 2026 would increase by approximately $117 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity. The related impact on interest income would not have a material effect on pre-tax earnings.

There have been no other material changes in the Company’s market risk during the three months ended April 4, 2026. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2026 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended April 4, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:
Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended April 4, 2026 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the SEC on February 23, 2026.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the SEC on February 23, 2026. The Company reviewed its risk factors as of April 4, 2026 and determined that there were no material changes from the ones set forth in the Annual Report on Form
10-K.
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
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This program replaced the remaining amounts available under the pre-existing
authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it expired on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. In December 2023, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2025. In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. As of April 4, 2026, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

The following table summarizes the Company’s stock repurchase activity for the three months ended April 4, 2026:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs ( in thousands)
January 1, 2026 to January 31, 2026	—	$—	—	$961,207
February 1, 2026 to February 28, 2026	26	$327.12	—	$961,207
March 1, 2026 to April 4, 2026	10	$307.51	—	$961,207

Total	36	$321.93	—	$961,207

(1)	All shares repurchased as referenced in the table above related to the vesting of restricted stock during the three months ended April 4, 2026.
Item 9B:
 Other Information
Insider Trading Arrangements and Related Disclosures
During the three months ended April 4, 2026, none of our directors or officers (as defined in Rule
16a-1(f)
under the Exchange Act) adopted, modified or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement” (as each term is defined in Item 408 of Regulation
S-K).

Item 6: Exhibits

Exhibit Number	Description of Document

4.1	Indenture, dated as of March 23, 2026, by and among Augusta SpinCo Corporation, Waters Corporation and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K dated March 23, 2026 (File No. 001-14010)).

4.2	First Supplemental Indenture, dated as of March 23, 2026, by and among Augusta SpinCo Corporation, Waters Corporation, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee, to the Indenture dated as of March 23, 2026 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K dated March 23, 2026 (File No. 001-14010)).

4.3	Form of 4.321% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.2).

4.4	Form of 4.398% Senior Notes due 2029 (included as Exhibit B to Exhibit 4.2).

4.5	Form of 4.656% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2).

4.6	Form of 4.945% Senior Notes due 2033 (included as Exhibit D to Exhibit 4.2).

4.7	Form of 5.245% Senior Notes due 2036 (included as Exhibit E to Exhibit 4.2).

10.1	Amendment No. 1 to Separation Agreement, dated as of February 9, 2026, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to Exhibit 2.2 to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.2	Tax Matters Agreement, dated as of February 9, 2026, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.3	Employee Matters Agreement, dated as of February 9, 2026, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.4	Intellectual Property Matters Agreement, dated as of February 9, 2026, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to Exhibit 10.3 the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.5	Transition Services Agreement, dated as of February 9, 2026, by and among Waters Corporation, Becton, Dickinson and Company and Augusta SpinCo Corporation (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.6	Term Loan Credit Agreement, dated as of January 8, 2026, by and among Augusta SpinCo Corporation, the lenders party thereto and Barclay Bank PLC, as administrative agent, and the other parties party thereto (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.7	Parent Guarantee Agreement, dated as of February 9, 2026, by and among Augusta SpinCo Corporation, Waters Corporation and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.6 the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.8	Subsidiary Guarantee Agreement, dated as of February 9, 2026, by and among Augusta SpinCo Corporation, Waters Corporation, the subsidiaries of Waters Corporation party thereto and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.7 the Registrant’s Report on Form 8-K dated February 9, 2026 (File No. 001-14010)).†

10.9	Waters Corporation 2026 Equity-Based Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated February 23, 2026 (File No. 333-293650)).+

10.10	Employee (Non-CEO) Form of Restricted Stock Unit Award Agreement under the Waters Corporation 2026 Equity Based Incentive Plan.+

10.11	Employee (Non-CEO) Form of SAR Award Agreement under the Waters Corporation 2026 Equity Based Incentive Plan.+

22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 to the Registrant’s Registration Statement on Form S-3 dated March 16, 2026 (File No. 333-294314)).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), (v) the Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

†

Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

+	Management contract or compensatory plan required to be filed as an exhibit to this Quarterly Report.
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

Date: May 12, 2026