Form 10-Q
period 2026-07-04
WATERS CORP /DE/
filed 2026-08-11
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 4
, 2026
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
of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of the registrant’s common stock as of
August 7
, 2026:
98,248,111

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	July 4, 2026	December 31, 2025
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$539	$588
Accounts receivable, net	1,987	829
Inventories	1,377	572
Other current assets	562	159

Total current assets	4,465	2,148
Property, plant and equipment, net	1,489	642
Intangible assets, net	8,521	558
Goodwill	9,421	1,340
Operating lease assets	366	81
Other assets	489	308

Total assets	$24,751	$5,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$200	$460
Accounts payable	863	104
Accrued employee compensation	214	100
Deferred revenue and customer advances	495	267
Current operating lease liabilities	51	31
Accrued income taxes	10	36
Accrued warranty	21	12
Other current liabilities	545	230

Total current liabilities	2,399	1,239
Long-term liabilities:
Long-term debt	4,886	947
Long-term deferred tax liabilities	1,705	37
Long-term operating lease liabilities	317	53
Long-term portion of retirement benefits	59	44
Long-term income tax liabilities	32	34
Other long-term liabilities	158	161

Total long-term liabilities	7,157	1,276

Total liabilities	9,556	2,515
Commitments and contingencies (Notes 6, 7 and 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 4, 2026 and December 31, 2025	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 201,881 and 163,162 shares issued, 98,225 and 59,549 shares outstanding at July 4, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	15,312	2,416
Retained earnings	10,223	10,431
Treasury stock, at cost, 103,656 and 103,613 shares at July 4, 2026 and December 31, 2025, respectively	(10,176)	(10,162)
Accumulated other comprehensive loss	(166)	(125)

Total stockholders’ equity	15,195	2,562

Total liabilities and stockholders’ equity	$24,751	$5,077

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	July 4, 2026	June 28, 2025
	(In millions , except per share data)
Revenues:
Product revenue	$1,220	$473
Service revenue	425	298

Total net revenues	1,645	771
Costs and operating expenses:
Cost of product revenue	700	200
Cost of service revenue	211	121
Selling and administrative expenses	405	198
Research and development expenses	122	49
Purchased intangibles amortization	244	12
Restructuring charges	49	3

Total costs and operating expenses	1,731	583

Operating (loss) income	(86)	188
Other expense, net	—	(1)
Interest expense	(60)	(15)
Interest income	5	5

(Loss) income before income taxes	(141)	178
Benefit (provision) for income taxes	5	(31)

Net (loss) income	$(136)	$147

Net (loss) income per basic common share	$(1.39)	$2.47
Weighted-average number of basic common shares	98,204	59,515
Net (loss) income per diluted common share	$(1.39)	$2.47
Weighted-average number of diluted common shares and equivalents	98,204	59,656
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	July 4, 2026	June 28, 2025
	(In millions, except share data)
Revenues:
Product revenue	$2,139	$874
Service revenue	773	559

Total revenues	2,912	1,433
Costs and operating expenses:
Cost of product revenue	1,224	369
Cost of service revenue	366	229
Selling and administrative expenses	788	373
Research and development expenses	218	95
Purchased intangibles amortization	396	24
Restructuring charges	52	4

Total costs and operating expenses	3,046	1,093

Operating (loss) income	(134)	340
Other income, net	1	1
Interest expense	(108)	(28)
Interest income	12	8

(Loss) income before income taxes	(229)	321
Benefit (provision) for income taxes	21	(52)

Net (loss) income	$(208)	$268

Net (loss) income per basic common share	$(2.31)	$4.51
Weighted-average number of basic common shares	90,041	59,478
Net (loss) income per diluted common share	$(2.31)	$4.50
Weighted-average number of diluted common shares and equivalents	90,041	59,686
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
	(In millions)		(In millions)
Net (loss) income	$(136)	$147	$(208)	$268
Other comprehensive income (loss):
Foreign currency translation	3	33	(35)	40
Unrealized gains (losses) on derivative instruments before reclassifications	(1)	—	(6)	(2)
Amounts reclassified to interest income	—	—	—	—

Unrealized gains (losses) on derivative instruments before income taxes	(1)	—	(6)	(2)
Income tax benefit	—	—	—	—

Unrealized gains (losses) on derivative instruments, net of tax	(1)	—	(6)	(2)
Retirement liability adjustment before reclassifications	—	—	—	1
Amounts reclassified to other income, net	—	—	—	—

Retirement liability adjustment before income taxes	—	—	—	1
Income tax benefit	—	—	—	—

Retirement liability adjustment, net of tax	—	—	—	1
Other comprehensive income (loss)	2	33	(41)	39

Comprehensive (loss) income	$(134)	$180	$(249)	$307

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	July 4, 2026	June 28, 2025
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(208)	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	45	26
Deferred income taxes	114	2
Depreciation	71	44
Amortization of intangibles	437	57
Amortization of acquisition-related inventory and fixed assets step-up recognized	253	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(782)	43
Increase in inventories	(68)	(36)
Increase in other current assets	(354)	(12)
Decrease in other assets	17	14
Increase (decrease) in accounts payable and other current liabilities	557	(164)
Increase in deferred revenue and customer advances	116	64
Decrease in other liabilities	—	(5)

Net cash provided by operating activities	198	301
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(87)	(49)
Cash acquired in business acquisition	144	(35)
Investments in unaffiliated companies, net	(10)	(1)

Change in deposit asset, related to deferred close entities	51	—

Net cash provided by (used in) investing activities	97	(85)
Cash flows from financing activities:
Proceeds from debt issuances	3,742	70
Payments on debt	(4,040)	(240)
Payments of debt issuance costs	(28)	(5)
Proceeds from stock plans	15	13
Purchases of treasury shares	(14)	(14)
(Payments for) proceeds from derivative contracts	(12)	2

Net cash used in financing activities	(337)	(174)
Effect of exchange rate changes on cash and cash equivalents	(7)	—

(Decrease) increase in cash and cash equivalents	(49)	42
Cash and cash equivalents at beginning of period	588	325

Cash and cash equivalents at end of period	$539	$367

Non-cash investing activities related to the BDS Business Acquisition:
Fair value of Waters common stock issued	$12,835
Notes payable and debt assumed	$4,000
Estimated net working capital adjustment	$121
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, millions, except share data in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance March 29, 2025	163,109	$2	$2,362	$9,910	$(10,162)	$(150)	$1,962
Net income	—	—	—	147	—	—	147
Other comprehensive income	—	—	—	—	—	33	33
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	3	—	—	—	3
Stock options exercised	4	—	1	—	—	—	1
Stock-based compensation	3	—	14	—	—	—	14

Balance June 28, 2025	163,126	$2	$2,380	$10,057	$(10,162)	$(117)	$2,160

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance April 4, 2026	201,817	$2	$15,273	$10,359	$(10,174)	$(168)	$15,292
Net loss	—	—	—	(136)	—	—	(136)
Other comprehensive income	—	—	—	—	—	2	2
Issuance of common stock for employees:
Employee Stock Purchase Plan	11	—	4	—	—	—	4
Stock options exercised	36	—	9	—	—	—	9
Treasury stock	—	—	—	—	(2)	—	(2)
Stock-based compensation	17	—	26	—	—	—	26

Balance July 4, 2026	201,881	$2	$15,312	$10,223	$(10,176)	$(166)	$15,195

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions, except share data in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2024	162,962	$2	$2,341	$9,789	$(10,148)	$(155)	$1,829
Net income	—	—	—	268	—	—	268
Other comprehensive income	—	—	—	—	—	39	39
Issuance of common stock for employees:
Employee Stock Purchase Plan	17	—	6	—	—	—	6
Stock options exercised	37	—	8	—	—	—	8
Treasury stock	—	—	—	—	(14)	—	(14)
Stock-based compensation	110	—	25	—	—	—	25

Balance June 28, 2025	163,126	$2	$2,380	$10,057	$(10,162)	$(117)	$2,160

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2025	163,162	$2	$2,416	$10,431	$(10,162)	$(125)	$2,562
Net loss	—	—	—	(208)	—	—	(208)
Share issuance for acquisition (1)	38,542	—	12,835	—	—	—	12,835
Other comprehensive loss	—	—	—	—	—	(41)	(41)
Issuance of common stock for employees:
Employee Stock Purchase Plan	20	—	6	—	—	—	6
Stock options exercised	37	—	10	—	—	—	10
Treasury stock	—	—	—	—	(14)	—	(14)
Stock-based compensation	120		45	—	—	—	45

Balance July 4, 2026	201,881	$2	$15,312	$10,223	$(10,176)	$(166)	$15,195

(1)	Refer to Note 4, “Acquisitions” for further details.
The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1 Basis of Presentation and Summary of Significant Accounting Policies
Waters Corporation (the “Company,” “Waters,” “we,” “our,” or “us”), is a global life sciences leader in the development, manufacturing, and sale of analytical instruments, reagent systems and software. The Company has pioneered innovations in chromatography, mass spectrometry and thermal analysis serving life, materials and food sciences to detect a broad range of infectious diseases, healthcare-associated infections, and cancers for more than 65 years. The Company’s organizational structure is based upon four principal business segments: Analytical Sciences, Materials Sciences, Biosciences and Advanced Diagnostics.
Analytical Sciences primarily designs, manufactures, sells and services high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC” and, together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together
(“LC-MS”)
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
Biosciences is a leader in flow cytometry solutions for immunology and cancer research and related clinical diagnostics and has innovative single-cell multiomics tools. Advanced Diagnostics is a leader in microbiology and infectious disease diagnostics, including molecular diagnostics, cervical cancer screening, microbiology automation, and point-of-
care

offerings. The Biosciences and Advanced Diagnostics products are manufactured and sold worldwide. Biosciences and Advanced Diagnostics products are marketed in the United States and internationally through independent distribution channels and directly to end
-users
by the Company and independent sales representatives.
On February 9, 2026 (the “Closing Date”), the Company completed the acquisition (the “BDS Business Acquisition”) of the Biosciences and Diagnostic Solutions business (the “BDS Business”) of Becton, Dickinson and Company (“BD”). The transaction was structured as a Reverse Morris Trust transaction, where the BDS Business was spun off to BD shareholders and simultaneously merged with Augusta SpinCo Corporation, a wholly-owned subsidiary of the Company (“SpinCo”). Upon completion of the BDS Business Acquisition, the Company issued

38,542
 thousand shares of Waters common stock to the BD shareholders as of the close of business on February 5, 2026 (the “Record Date”, and such holders of BD common stock as of the Record Date, the “Record Date BD Shareholders”). As a result, the Record Date BD Shareholders owned approximately
39.2
% of the outstanding shares of Waters common stock, and former Waters shareholders owned approximately
60.8
% of the outstanding shares of Waters common stock, in each case, on a fully diluted basis. The 2026 financial results of the BDS Business following the Closing Date are included in the Company’s 2026 consolidated financial results presented herein.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2026 and 2025 ended on July 4, 2026 and June 28, 2025, respectively.
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
It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2026. The results for the three months and six months ended July 4, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period. Beginning with the three months ended April 4, 2026, the Company changed the presentation of financial statement amounts from thousands to millions.
Prior-period
amounts have been adjusted to conform to the
current-period
presentation. As a result of rounding, certain amounts may not sum precisely or agree to previously reported amounts.
Deferred Close Businesses & Interim Operating Agreement
Regulatory, legal and other compliance requirements in certain foreign jurisdictions, principally China and Italy, prevented the legal transfer of certain assets and liabilities associated with the BDS Business (such assets and liabilities collectively, the “Deferred Close Businesses” and all other entities, the “Conveying Businesses”) at the Closing Date. The Company and BD will use reasonable best efforts to take all actions to transfer each Deferred Close Business as promptly as reasonably practicable. At Closing, the Company entered into an agreement (the “Interim Operating Agreement”) with BD that obligates BD to continue to operate the assets and liabilities of the Deferred Close Businesses on the Company’s behalf and at the sole direction of the Company. The Company and BD agreed that during the interim period between the Closing and the close date for an applicable Deferred Close Businesses BD will transfer to the Company the net profits from the operations of each of the Deferred Close Businesses to the Company (or, in the event the operations result in net losses to BD, the Company will reimburse BD for the amount of such net losses). The Interim Operating Agreement forms part of the Transition Services Agreement with BD described in Note 10, “Other Commitments and Contingencies” (the “TSA”). Amounts due from and due to BD with respect to billings and collections on the Company’s behalf, as described in Note 1 under “Accounts Receivable and Allowance for Credit Losses” arise under the TSA.
For the Company, the Interim Operating Agreement and consideration transferred at Closing creates a present enforceable right to receive the Deferred Close Businesses at a future closing when closing conditions are satisfied. Because legal title of the Deferred Close Businesses have not transferred to the Company at Closing and the Deferred Close Businesses remain commingled within legacy BD legal entities that will not be conveyed to the Company, the Company does not obtain control of the Deferred Close Businesses pursuant to the consolidation accounting framework. Legal and beneficial title to the Deferred Close Businesses remains with BD until the transfer of each Deferred Close Business to the Company. While legal title remains with BD, the Company obtained the economic rights to the Deferred Close Businesses through the Interim Operating Agreement, which represents a contractual right and meets the definition of an asset based on present rights to economic benefits. Accordingly, the consideration attributable to the Deferred Close Businesses is reflected as a prepaid deposit asset until such deferred closings occur. Refer to Note 4, “Acquisitions” for additional information regarding recognition of the prepaid deposit asset.
At Closing, the customers of the BDS Business were informed that the Company completed its acquisition of the BDS Business and that the Company is responsible for providing the product or service to the customer. More specifically, through the Interim Operating Agreement for the Deferred Close Businesses, the Company has control of the product or service before it is transferred to the customer. The Company also establishes the price for the goods or services, has inventory risk before the good has been transferred to the customer and is responsible for fulfilling the promise to provide the specified good or service. Therefore, in this revenue arrangement that involves three parties (the Company, BD and the customer), the Company is the principal in the arrangement and recognizes revenue, cost of revenue and operating expenses generated by the Deferred Close Businesses on a gross basis.
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
Cash and Cash Equivalents
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 4, 2026 and December 31, 2025, $488 million out of $539 million and $372 million out of $588 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $365 million out of $539 million and $306 million out of $588 million of cash and cash equivalents were held in currencies other than the U.S. dollar at July 4, 2026 and December 31, 2025, respectively.
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
Pursuant to the TSA BD collects receivables from customers and pays vendors on behalf of the Company as it relates to the BDS Business. As of July 4, 2026, the Company had a $
157

million net receivable due from BD related to such activity, which includes $
673

million classified as Accounts receivable, net and $
516

million classified as Accounts payable in the consolidated balance sheets. This net receivable was $140 million as of April 4, 2026, reflecting a broadly consistent level of net cash settlement activity during the three months ended July 4, 2026.
The Company considers the $673 million classified in Accounts receivable, net to be a significant concentration of receivables, as it accounts for greater than
10
% of the Company’s total accounts receivable balance for the period ended July 4, 2026. BD is an investment-grade rated, publicly traded global healthcare company, and the Company has not experienced any collection issues with respect to amounts due under the TSA to date.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s allowance for credit losses for the six months ended July 4, 2026 and June 28, 2025 (in millions):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period

Allowance for Credit Losses
July 4, 2026	$12	$3	$1	$16
June 28, 2025	$14	$4	$(5)	$13
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of July 4, 2026 and December 31, 2025. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at July 4, 2026 (in millions):

	Total at July 4, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
401(k) Restoration Plan assets	$32	$32	$—	$—
Foreign currency exchange contracts	1	—	1	—
Interest rate cross-currency swap agreements	17	—	17	—

Total	$50	$32	$18	$—

Liabilities:
Interest rate cross-currency swap agreements	22	—	22	—
Interest rate swap cash flow hedge	1	—	1	—

Total	$23	$—	$23	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a rec urr
ing basis at December 31, 2025 (in millions):

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
Fair Value of Foreign Currency Exchange Contracts, Interest Rate Cross-Currency Swap Agreements and Interest Rate Swap Cash Flow Hedges
The fair values of the Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap cash flow hedges are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources.
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $4.4 billion and $1.3 billion at July 4, 2026 and December 31, 2025, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $4.3 billion and $1.2 billion at July 4, 2026 and December 31, 2025, respectively, using Level 2 inputs. Refer to Note 6 “Debt” for further information.

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
3-month
or
6-month
Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Revolving Credit Facility. In order to reduce interest rate risk, the Company has entered into interest rate swaps with an aggregate notional value of $150 million to effectively lock in the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated,
and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the six months ended July 4, 2026, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of July 4, 2026, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $1.3 billion to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated
net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges included in the consolidated balance sheets are classified as follows (in millions):

	July 4, 2026		December 31, 2025
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$43	$1	$39	$—
Other current liabilities	$9	$—	$19	$—
Interest rate cross-currency swap agreements:
Other assets	$900	$17	$20	$—
Other liabilities (1)	$380	$22	$880	$50
Accumulated other comprehensive loss		$(22)		$(54)
Interest rate swap cash flow hedges:
Other assets	$50	$—	$50	$—
Other liabilities	$100	$1	$100	$2
Accumulated other comprehensive loss		$(1)		$(2)

(1)	Includes $ 18 million and $ 4 million classified as Other current liabilities and Other noncurrent liabilities in the consolidated balance sheets, respectively.
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive (loss)/income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in millions):

	Financial Statement Classification	Three Months Ended		Six Months Ended
		July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Foreign currency exchange contracts:
Realized losses on closed contracts	Cost of revenue	$(3)	$(1)	$(4)	$(1)
Unrealized gains on open contracts	Cost of revenue	—	1	—	—

Cumulative net pre-tax losses	Cost of revenue	$(3)	$—	$(4)	$(1)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$4	$3	$8	$5
Unrealized gains (losses) on open contracts	Other comprehensive income (loss)	$11	$(56)	$32	$(83)
Interest rate swap cash flow hedges:
Unrealized gains (losses) on open contracts	Other comprehensive income (loss)	$1	$(1)	$2	$(2)

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
All incremental costs of obtaining a contract are expensed as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less. Shipping and handling costs are included as a component of cost of revenue. In situations where the control of the goods transfers prior to the completion of the Company’s obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. Accordingly, such costs are recognized when control of the related goods is transferred to the customer. The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions and collected by the Company from a customer.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Stockholders’ Equity
In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2026 or 2025. The Company repurchased $14 million of the Company’s common stock related to the vesting of restricted stock units during both the six months ended July 4, 2026 and June 28, 2025. On February 9, 2026, upon completion of the acquisition of the BDS Business, the Company issued 38,542 thousand shares of Waters common stock to the BD shareholders.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended July 4, 2026 and June 28, 2025 (in millions):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Acquisitions	Balance at End of Period
Accrued warranty liability:
July 4, 2026	$12	$12	$(14)	$11	$21
June 28, 2025	$12	$3	$(3)	$—	$12
Restructuring
In the second quarter of 2026, the Company implemented a reduction in workforce that impacted approximately 3% of the Company’s employees. As a result, the Company incurred approximately $52 million of severance-related costs and paid $23 million of severance-related costs in connection with the workforce reduction during 2026. The accrued restructuring expense was approximately $29 million at July 4, 2026.
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the six months ended July 4, 2026 and June 28, 2025 (in millions):

	July 4, 2026	June 28, 2025
Balance at the beginning of the period	$345	$320
Deferred revenue acquired	149	—
Recognition of revenue included in balance at beginning of the period	(187)	(202)
Revenue deferred during the period, net of revenue recognized	296	303

Balance at the end of the period	$603	$421

Refer to Note 4, “Acquisitions” for further details for the amounts included as a result of the acquisition of the BDS Business.
The Company classified $108 million and $78 million of deferred revenue and customer advances in other long-term liabilities at July 4, 2026 and December 31, 2025, respectively.
The amount of unfulfilled performance obligations as of July 4, 2026, and the time such amounts are expected to be recognized in the future, is as follows (in millions):

July 4, 2026
Unfulfilled performance obligations expected to be recognized in:
One year or less	$509
13-24 months	70
25 months and beyond	38

Total	$617

3 Inventories
Inventories are classified as follows (in millions):

	July 4, 2026	December 31, 2025
Raw materials	$373	$235
Work in progress	180	28
Finished goods	824	309

Total inventories	$1,377	$572

The Company acquired inventory with an estimated fair value of $979 million, inclusive of a $306 million fair value step-up.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Waters common stock, and former Waters shareholders owned approximately 60.8%
of the outstanding shares of Waters common stock, in each case, on a fully diluted basis. The results of the BDS Business are included in the Company’s consolidated financial statements from the Closing Date.
The Company preliminarily allocated the purchase price of the BDS Business Acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Closing Date. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the Closing Date becomes available. The Company is in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the BDS Business Acquisition. As a result, the preliminary amounts recognized may be adjusted during the measurement period (not to exceed one year from the Closing Date) as additional information about facts and circumstances that existed as of the Closing Date becomes available. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.

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
(d)
Consideration for replacement of outstanding equity awards of BD held by employees of Conveying Businesses. All outstanding BD stock appreciation right awards (whether vested or unvested) held by an employee of SpinCo of a Conveying Business as of immediately prior to the Distribution Time was converted, as of the Effective Time, into Waters SAR Awards and all BD time-based restricted stock unit awards and BD performance-based restricted stock unit awards held by an employee of SpinCo of a Conveying Business as of immediately prior to the Distribution Time were converted, as of the Effective Time, into Waters RSU Awards as set forth in the Employee Matters Agreement. A portion of the fair value of equity awards held by employees of SpinCo associated with Conveying Businesses and replaced as a result of the BDS Business Acquisition represents consideration transferred because it relates to services rendered by such BDS Business employees to BD prior to the BDS Business Acquisition. This amount is calculated based on the ratio of the pre-combination service period (from the grant date until the Closing Date) to the longer of the original total service period or the modified service period, if any, multiplied by the fair value of the BD awards (the number of BD awards multiplied by the BD share price on the Closing Date). The Company has incurred compensation expense of $
7
million related to services from the Closing Date through July 4, 2026.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The assets and liabilities of the Deferred Close Businesses did not legally transfer as of the Closing and are excluded from purchase accounting as of the Closing Date. The Company transferred $129 million of consideration as of the Closing for the Deferred Close Businesses, which was recorded as a prepaid deposit asset on the opening balance sheet as of February 9, 2026, representing the future transfer of a business to the Company. The fair value of the prepaid deposit was preliminarily determined using a relative fair value allocation of the total consideration transferred, based on the proportion of the estimated fair value of the Deferred Close Businesses to the aggregate estimated fair values of all identifiable assets acquired and liabilities assumed.
The prepaid deposit asset is recorded in Other assets in the consolidated balance sheets as of July 4, 2026.
During the three months ended July 4, 2026, the Company reassessed its estimates and inputs as new information about facts and circumstances that existed as of the Closing Date became known. As a result, the Company recorded a $95 million net increase in goodwill as a measurement period adjustment. The increase to goodwill consists principally of a $75 million increase resulting from changes in estimates including jurisdictional deferred tax items and the tax impact of pre-tax measurement period adjustments, a $16 million net decrease in long-term net assets, primarily long-term lease liabilities as well as a net decrease in net working capital of $4 million. The cumulative impact of these measurement period adjustments on the income statement, had those adjustments been made as of the acquisition date, was considered immaterial.
The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the Closing Date, inclusive of measurement period adjustments (in millions):

Purchase Price
BDS Business Acquisition Consideration	$12,961
Less: Prepaid deposit asset for Deferred Close Businesses	(129)

Net consideration	12,832

Identifiable Net Assets Acquired
Assets
Cash and cash equivalents	144
Accounts receivable	387
Inventories	979
Other current and non-current assets	225
Property, plant and equipment	899
Intangible assets	8,384
Operating lease assets	296
Liabilities
Accounts payable and accrued expenses	(321)
Notes payable and debt	(4,000)
Deferred revenue and customer advances	(119)
Operating lease liabilities	(296)
Other current and non-current liabilities	(197)
Deferred tax liabilities	(1,637)

Net Assets Acquired	4,744

Goodwill	$8,088

Net consideration	$12,832

The fair value estimates for identifiable intangible assets are preliminary and were valued with input from valuation specialists. The Company used variations of the income approach, which uses Level 3 inputs, in determining the fair value of intangible assets acquired in the BDS Business Acquisition. Specifically, the fair values of trade names and developed technology are valued using royalty-based methodologies and customer relationships are valued based on a multi-period excess earnings method, each of which incorporates assumptions and methods suitable for estimating the future economic benefits of these assets. The estimated fair value of the intangible assets is preliminary, subject to change and could vary materially from the final valuations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

The excess of the total consideration transferred over the fair value of the identifiable net assets resulted in the recognition of goodwill. The

Company

allocated $
8.1
 billion of the purchase price to goodwill, which is primarily non-deductible
for tax purposes, in the amounts of $
3.9
 billion, $
3.3
 billion, and $
0.9
 billion to the Biosciences, Advanced Diagnostics and Analytical Sciences & Materials reportable segments, respectively. The goodwill arising from the BDS Business Acquisition consists largely of the value of intangible assets that do not qualify for separate recognition such as workforce in place and cash flows from the expected synergies associated with the integration of acquired technology, distribution channels and products with the Company’s products, which are higher than if the acquired companies’ technology, customer access or products were utilized on a stand-alone basis.
The details of the preliminary fair value allocated to the property, plant and equipment acquired are as follows (in millions):

Amount
Land and land improvements	$48
Buildings and leasehold improvements	309
Production and other equipment	350
Construction in progress	73
Placed instruments at customers	119

Total	$899

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
The notes payable and debt of $4.0 billion assumed at the Closing Date of the BDS Business Acquisition were valued using a discounted cash flow model to estimate the amount that a market participant would pay to transfer an identical liability. Refer to Note 6, “Debt” for further information.
During the three and six months ended July 4, 2026, the Company’s consolidated results included revenue of $817 million and $1.3
b
illion, respectively, and a loss before taxes of $203 million and $326 million, respectively, since the Closing Date of the BDS Business Acquisition. The Company also incurred transaction, financing and other internal costs of approximately
$1
million and $58 million during the three and six months ended July 4, 2026, respectively, in connection with the Company’s acquisition of the BDS Business, which are primarily recorded in selling and administrative expenses in the consolidated statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Unaudited Pro Forma Financial Information
The following unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the actual results of operations that actually would have been realized had the entities been a single company as of January 1, 2025 or the future operating results of the combined entity. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies that may be associated with the BDS Business Acquisition. The unaudited pro forma information also does not include any integration costs that the Company may incur related to the BDS Business Acquisition as part of combining the operations of the companies.
The following unaudited pro forma information shows the results of the Company’s operations for the six months ended July 4, 2026 and June 28, 2025, as if the BDS Business Acquisition had occurred on January 1, 2025 (in millions):

	July 4, 2026	June 28, 2025
Revenue	$3,185	$3,008
Net loss	(201)	(115)
To reflect the BDS Business Acquisition as if it had occurred on January 1, 2025, the unaudited pro forma information includes adjustments to reflect, among other things, corporate allocations, incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset of the BDS Business and the interest expense from debt financings associated with the BDS Business Acquisition. Pro forma adjustments were tax effected at an estimated effective tax rate for the respective periods.
5 Goodwill and Other Intangibles
The carrying amount of goodwill was $9.4 billion and $1.3 billion at July 4, 2026 and December 31, 2025, respectively. The following is a reconciliation of goodwill by business segment for the six months ended July 4, 2026 (dollars in millions):

	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Goodwill as of December 31, 2025	$1,340	$—	$—	$1,340
Goodwill reclassification	(101)	—	101	—
BDS Business Acquisition	870	3,888	3,330	8,088
Currency translation	(4)	(1)	(2)	(7)

Goodwill as of July 4, 2026	2,105	3,887	3,429	$9,421

The Company allocated goodwill across each reporting segment based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the Closing Date becomes available. Refer to Note 4, “Acquisitions” for further details for the amounts included in goodwill as a result of the acquisition of the BDS Business Acquisition.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in millions):

	July 4, 2026				December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period		Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$789	$629	5	years	$794	$623	5	years
Purchased intangibles	9,000	688	13	years	632	296	10	years
Trademarks	10	—			10	—
Licenses	16	12	6	years	16	12	7	years
Patents and other intangibles	136	101	8	years	135	97	8	years

Total	$9,951	$1,430	12	years	$1,587	$1,028	7	years

The Company capitalized $12 million and $32 million of intangible assets for the three months ended July 4, 2026, and June 28, 2025, respectively, and $8.4 billion and $52 million in the six months ended July 4, 2026, and June 28, 2025, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $39 million and $30 million, respectively, for the six months ended July 4, 2026 due to the effects of foreign currency translation. Amortization expense for intangible assets was $266 million and $29 million for the three months ended July 4, 2026 and June 28, 2025, respectively. Amortization expense for intangible assets was $437 million and $57 million for the six months ended July 4, 2026 and June 28, 2025, respectively.
Estimated annual amortization expense for intangible assets for the next five years is as follows (dollars in millions):

Annual Expense
2026	951
2027	1,096
2028	979
2029	807
2030	803
Refer to Note 4, “Acquisitions” for further details for the amounts included in intangible assets, net as a result of the BDS Business Acquisition.
6 Debt
As of July 4, 2026, the Company had a total of $
5.1
 billion in outstanding debt, which consisted of $
3.5

billion in outstanding Senior Notes, $
0.5

billion borrowed under the Term Loan tranche of the SpinCo Credit Agreement, $
0.3

billion borrowed under its Revolving Credit Facility and $0.9 billion in outstanding senior unsecured notes. The Company’s net debt borrowings as of July 4, 2026 were $
298

million higher than as of June 28, 2025, which reflects the proceeds from new debt issuances of $
3.7

billion and payments on debt of $
4.0

billion. These changes in outstanding debt balances over these periods are attributable to the funding of the cash distribution paid to BD in connection with the BDS Business Acquisition and certain debt repayments in 2025 and 2026.
Senior Notes
On March 23, 2026, SpinCo Corporation issued senior notes (the “Senior Notes”) in the aggregate principal amount of

$
3.5
 billion. Net proceeds from the offering of the Senior Notes, together with cash on hand, were used by the Company to repay $
3.5
 billion of indebtedness outstanding under the SpinCo Delayed Draw Term Loan. The obligations of SpinCo under the Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis (the “Guarantees”) by the Company and certain subsidiaries of the Company

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

that also guarantee the Company’s existing credit facilities (the “Subsidiary Guarantors” and, together with the Company, the “Guarantors”). The Company issued the following outstanding Senior Notes as of July 4, 2026 (in millions):

Senior Notes	Term	Interest Rate	Maturity Date	Aggregate Principal
2027 Notes	1.5 years	4.321%	September 23, 2027	$650
2029 Notes	3 years	4.398%	March 23, 2029	600
2031 Notes	5 years	4.656%	March 23, 2031	750
2033 Notes	7 years	4.945%	March 23, 2033	750
2036 Notes	10 years	5.245%	March 23, 2036	750
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
As of July 4, 2026, the Company had a total of $3.5 billion of outstanding Senior Notes. Additionally, the Company capitalized debt issuance costs of $23 million, which are deferred and will be amortized to interest expense over the respective term of each of the Senior Notes.
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
The SpinCo Term Loan has a maturity date of February 4, 2028. The borrowings under the SpinCo Term Loan bears interest at a fluctuating rate per annum equal to, at SpinCo’s option, an alternate base rate or Term SOFR rate, in each case, plus an applicable margin calculated based on Waters’ public debt ratings. The applicable margin ranges from 87.5 basis points to 135 basis points per annum over Term SOFR and 0 basis points to 35 basis points per annum over the alternate base rate. As of July 4, 2026, the SpinCo Term Loan had $450 million outstanding.
Bridge Facility
Concurrently with the execution of the merger agreement related to the BDS Business Acquisition (the “Merger Agreement”), the Company and a financial institution executed a
364-day
bridge facility commitment letter, pursuant to which such financial institution committed to provide bridge financing of $1.8 billion to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement, on the terms and conditions set forth therein. The bridge facility was cancelled on the closing date of the BDS Business Acquisition. As a result of the cancellation of the bridge facility, the remaining financing costs of $3 million that were being amortized over the term of the bridge facility were recorded as interest expense in March 2026.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Revolving Credit Facility
The Company has a five-year, $1.8 billion revolving credit facility (the “Revolving Credit Facility”) that matures in May 2030. As of July 4, 2026 and December 31, 2025, the Revolving Credit Facility had a total of $0.3 billion and $0.1 billion outstanding.
Interest on borrowings under the Revolving Credit Facility will accrue at an applicable rate equal to either Term SOFR plus an applicable spread or an alternate base rate plus an applicable spread, in each case based on the lower of the applicable rates determined pursuant to the credit agreement governing the Revolving Credit Facility (the “RCF Credit Agreement”) and based on the Company’s leverage ratio (determined as of the end of the most recent fiscal quarter for which financial statements have been delivered pursuant to the RCF Credit Agreement) or, when established, the Company’s public debt ratings by certain credit rating agencies applicable on such date. These applicable spreads range from 80 basis points to 112.5 basis points over Term SOFR and 0 basis points to 12.5 basis points over the alternate base rate, in each case, as determined in accordance with the RCF Credit Agreement. The Company has agreed to pay a facility fee at specified rates based on either its leverage ratio (determined as of the end of the most recent fiscal quarter for which financial statements have been delivered pursuant to the RCF Credit Agreement) or the Company’s public debt ratings applicable on such date, as applicable, ranging from 7.5 basis points to 22.5 basis points per annum, on the aggregate commitments of the lenders. The facility fee is payable on a quarterly basis. The Company has the right to prepay borrowings under the Revolving Credit Facility at any time, in whole or in part and without premium or penalty (other than, if applicable, any breakage costs). The Company may also reduce its commitments under the Revolving Credit Facility at any time.
The Revolving Credit Facility contains affirmative and negative covenants, including limitations on subsidiary debt, liens, sale and leaseback transactions, mergers and certain restrictive agreements, as well as a financial covenant to not permit a leverage ratio as of the end of any fiscal quarter to exceed 3.50 to 1.00 (which may be increased to 4.25 to 1.00 at the Company’s election as of the last day of the fiscal quarter during which the Company’s closing of a material acquisition for which the aggregate consideration involves cash in the amount of $500 million or more) and a financial covenant to not permit an interest coverage ratio as of the end of any fiscal quarter for the period of four consecutive fiscal quarters then ended to be less than 3.50 to 1.00. The Revolving Credit Facility contains certain representations, warranties and events of default (which are, in some cases, subject to certain exceptions, thresholds and grace periods) including, but not limited to, non-payment
of principal and interest, failure to perform or observe covenants, breaches of representations and warranties and certain bankruptcy-related events.
Senior Unsecured Notes
As of July 4, 2026 and December 31, 2025, the Company had a total of $0.9 billion and $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at July 4, 2026 and December 31, 2025 (in millions):

	July 4, 2026	December 31, 2025
Senior unsecured notes - Series K - 3.44%, due May 2026	$—	$160
Senior unsecured notes - Series L - 3.31%, due September 2026	200	200
Senior unsecured notes - Series N - 1.68%, due March 2026	—	100

Total notes payable and debt, current	200	460
Senior unsecured notes - Series M - 3.53%, due September 2029	300	300
Senior unsecured notes - Series O - 2.25%, due March 2031	400	400
Senior unsecured notes - Series P - 4.91%, due May 2028	—	50
Senior unsecured notes - Series Q - 4.91%, due May 2030	—	50
SpinCo Term Loan - due February 2028	450	—
Senior Notes - 4.32% - due September 2027	650	—
Senior Notes - 4.40% - due March 2029	600	—
Senior Notes - 4.66% - due March 2031	750	—
Senior Notes - 4.95% - due March 2033	750	—
Senior Notes - 5.25% - due March 2036	750	—
Credit agreement	260	150
Unamortized debt issuance costs	(24)	(3)

Total long-term debt	4,886	947

Total debt	$5,086	$1,407

As of July 4, 2026 and December 31, 2025, the Company had a total amount available to borrow under the Revolving Credit Facility of $1.5 billion and $1.6 billion, after outstanding letters of credit, respectively. The weighted-average interest rates applicable to the Senior Notes, senior unsecured notes and credit agreement borrowings collectively were 4.44% and 3.35% at July 4, 2026 and December 31, 2025, respectively. As of July 4, 2026, the Company was in compliance with all debt covenants.
Foreign Lines of Credit
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $110 million and $110 million at July 4, 2026 and December 31, 2025, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of July 4, 2026 or December 31, 2025.
7 Income Taxes
The Company’s effective tax rates for the second quarter and first half of 2026 were 3.5% and 9.2%, respectively, compared to 17.2% and 16.2% for the second quarter and first half of 2025, respectively. The change between the effective tax rates can primarily be attributed to the impact of discrete tax benefits, primarily transaction and restructuring costs, in the current period and differences in the proportionate amounts of pre-tax
income, due to the BDS Business Acquisition, recognized in jurisdictions with different effective tax rates.
Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic
Co-operation
and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the period ended July 4, 2026. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, (“OBBBA”), enacting changes to the United States federal tax code, including adjustments to effective tax rates on certain types of income and certain deduction limitations. The OBBBA did not have a material impact on the Company’s financial position, results of operations and cash flows for the period ended July 4, 2026.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

8 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. No litigation provisions were recorded and no litigation payments were made by the Company during the six months ended July 4, 2026 and June 28, 2025.
9 Leases
As of July 4, 2026, the Company had lease agreements that expire at various dates through 2035, with a weighted-average remaining lease term of 9.5 years. Rental expense was $20 million and $10 million for the three months ended July 4, 2026, and June 28, 2025, respectively, and $31 million and $20 million six months ended July 4, 2026, and June 28, 2025, respectively. As of July 4, 2026, the weighted-average discount rate used to determine the present value of lease liabilities was 4.13%.
During the three and six months ended July 4, 2026, cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was

$
20
 million, and $
31
 million, respectively. The Company recorded a $
6
 million and $
2
 million increase in
right-of-use
assets in exchange for new operating lease liabilities
for the three months ended July 4, 2026 and June 28, 2025. The Company recorded a $13 million and $5 million increase in right-of-use assets in exchange for new operating lease liabilities for the six months ended July 4, 2026 and June 28, 2025.
The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in millions):

	Financial Statement Classification	July 4,	December 31,
		2026	2025
Assets:
Property operating lease assets	Operating lease assets	$321	$44
Automobile operating lease assets	Operating lease assets	45	36

Total lease assets	Operating lease assets	$366	$81

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$51	$31
Long-term operating lease liabilities	Long-term operating lease liabilities	317	53

Total lease liabilities	Long-term operating lease liabilities	$368	$84

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company acquired Operating lease assets and Current operating lease liabilities with an estimated fair value of $296 million, respectively. Refer to Note 4, “Acquisitions” for further details.
Undiscounted future minimum rents payable as of July 4, 2026 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in millions):

2026	$40
2027	59
2028	50
2029	44
2030	37
2031 and thereafter	225

Total future minimum lease payments	454
Less: amount of lease payments representing interest	(86)

Present value of future minimum lease payments	368
Less: current operating lease liabilities	(51)

Long-term operating lease liabilities	$317

10 Other Commitments and Contingencies
In connection with the BDS Business Acquisition, the Company entered into a TSA with BD, under which the Company receives certain back-office and fulfillment support services, including finance, accounting, information technology, human resources and other administrative functions. The TSA is intended to provide continuity of operations during the post-transaction integration for a period of up to three years at an annual cost of approximately $
90 million. The Company has
incurred approximately

$
40
 million of TSA costs for the
six
months ended July
4
,
2026
. The majority of the TSA costs are included in selling and administrative expenses in the accompanying consolidated statement of operations.
The Company licenses certain technology and software from third parties in the ordinary course of business. The Company reviews its third party license and software arrangements in accordance with the accounting standards for internal-use
software and hosting arrangements, including identifying service contracts and capitalizing certain implementation costs. Future minimum fees payable under existing technology and software license agreements as of July 4, 2026 are $59 million for the years ended December 31, 2026 and thereafter. The software license agreements are long-term contracts and are not cancellable by the Company until the expiration of their initial term. The amounts owed under these contracts are included in both other assets and other long-term liabilities on the Company’s consolidated balance sheet as of July 4, 2026. In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide enterprise resource planning system (“ERP”). The Company anticipates spending approximately $130 million on the ERP implementation, of which $93 million has been spent since the project’s inception through the second quarter of 2026. The Company expects to use existing cash and its credit facility to fund the ERP implementation. The Company has incurred

$
55
 million of capitalized costs included in other assets and $
38
 million of operating costs included in the consolidated statement of operations for the ERP system implementation through July
4
,
2026
.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in millions, except per share data):

	Three Months Ended July 4, 2026
	Net loss	Weighted-Average Shares (1)	Per Share
	(Numerator)	(Denominator)	Amount
Net loss per basic common share	$(136)	98,204	$(1.39)
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	—	—

Net loss per diluted common share	$(136)	98,204	$(1.39)

(1)	Includes issuance of 38,542 thousand shares of Waters common stock related to the BDS Business Acquisition.

	Three Months Ended June 28, 2025
	Net income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$147	59,515	$2.47
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	141	—

Net income per diluted common share	$147	59,656	$2.47

	Six Months Ended July 4, 2026
	Net loss	Weighted-Average Shares (1)	Per Share
	(Numerator)	(Denominator)	Amount
Net loss per basic common share	$(208)	90,041	$(2.31)
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	—	—

Net loss per diluted common share	$(208)	90,041	$(2.31)

(1)	Includes issuance of 38,542 thousand shares of Waters common stock related to the BDS Business Acquisition.

	Six Months Ended June 28, 2025
	Net income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$268	59,478	$4.51
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	208	(0.01)

Net income per diluted common share	$268	59,686	$4.50

The Company had 177 thousand and 234 thousand stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the three and six months ended July 4, 2026, respectively. For the three and six months ended June 28, 2025, the Company had 92 thousand and 73 thousand stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

12 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in millions):

	Currency Translation	Unrealized Income on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(125)	$2	$(2)	$(125)
Other comprehensive loss, net of tax	(35)	—	(6)	(41)

Balance at July 4, 2026	$(160)	$2	$(8)	$(166)

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
The Analytical Sciences operating segment is primarily in the business of designing, manufacturing, selling and servicing LC and MS instruments, columns and other precision chemistry consumables that can be integrated and used along with other analytical instruments. The Materials Sciences operating segment is primarily in the business of designing, manufacturing, selling and servicing thermal analysis, rheometry and calorimetry instruments. These two operating segments have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution; and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.
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
The Advanced Diagnostics business provides a broad range of diagnostic instrumentation, assays, consumables, automation, and informatics that support the detection, identification and drug susceptibility testing of infectious disease organisms. Key areas of focus are sepsis, tuberculosis, sexually transmitted infections, healthcare associated infections, women’s health conditions, and cervical cancer screening. The Advanced Diagnostics portfolio employs several technologies and innovations, centered across three key areas, microbiology solutions molecular diagnostics platforms, and diagnostic testing performed near the patient to deliver rapid results that can inform immediate care decisions in decentralized healthcare settings. These technologies serve a global customer base of hospitals, clinical laboratories, public health agencies and integrated delivery networks. The Advanced Diagnostics business plays a central role in improving clinical workflows, enhancing diagnostic accuracy, and supporting timely treatment decisions. The Advanced Diagnostics business represents a reporting segment for financial statement purposes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Revenues for the Company’s products
and
services are as
follows
for the three and six months ended July 4, 2026 and June 28, 2025 (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenues:
Instrument systems	$455	$308	$831	$571
Consumables	765	165	1,308	303
Service	425	298	773	559

Total revenues	$1,645	$771	$2,912	$1,433

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Revenues are attributable to geographic areas based on the region of
destination. Geographic revenues information is presented below for the three and six months ended July 4, 2026 and June 28, 2025 (in millions):

	Three Months Ended
	July 4, 2026
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total Revenues
Revenues:
Asia:
China	$118	$48	$40	$206
Asia Other	156	33	55	244

Total Asia	274	81	95	450
Americas:
United States	226	149	195	570
Americas Other	47	26	47	120

Total Americas	273	175	242	690
Europe	209	112	184	505

Total net revenues	$756	$368	$521	$1,645

	Three Months Ended
	June 28, 2025
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total Revenues
Revenues:
Asia:
China	$107	$—	$10	$117
Asia Other	145	—	4	149

Total Asia	252	—	14	266
Americas:
United States	210	—	19	229
Americas Other	45	—	6	51

Total Americas	255	—	25	280
Europe	202	—	23	225

Total net revenues	$709	$—	$62	$771

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended
	July 4, 2026
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total Revenues
Revenues:
Asia:
China	$218	$75	$66	$359
Asia Other	289	57	95	441

Total Asia	507	132	161	800
Americas:
United States	430	239	316	985
Americas Other	89	44	77	210

Total Americas	519	283	393	1,195
Europe	416	185	316	917

Total net revenues	$1,442	$600	$870	$2,912

	Six Months Ended
	June 28, 2025
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total Revenues
Revenues:
Asia:
China	$188	$—	$20	$208
Asia Other	270	—	9	279

Total Asia	458	—	29	487
Americas:
United States	410	—	35	445
Americas Other	82	—	9	91

Total Americas	492	—	44	536
Europe	368	—	42	410

Total net revenues	$1,318	$—	$115	$1,433

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Revenues for the Company recognized at a point in time versus over time are as follows
for the three and six months ended July 4, 2026 and June 28, 2025 (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues recognized at a point in time:
Instrument systems	$455	$308	$831	$571
Consumables	765	165	1,308	303
Service revenues recognized at a point in time (time & materials)	120	100	221	181

Total net revenues recognized at a point in time	1,340	573	2,360	1,055
Net revenues recognized over time:
Service and software maintenance revenues recognized over time (contracts)	305	198	552	378

Total net revenues	$1,645	$771	$2,912	$1,433

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table includes the significant segment expenses that are regularly provided to the CODM and a reconciliation of segment operating income for the three and six months ended July 4, 2026 and June 28, 2025 (in millions):

	Three Months Ended
	July 4, 2026
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Total revenues, net	$756	$368	$521	$1,645
Less:
Labor costs within selling and administrative and research and development expenses	(147)	(62)	(84)	(293)
Material purchases	(123)	(54)	(59)	(236)
Labor costs within product and service cost of revenues	(71)	(46)	(85)	(202)
Other segment expenses	(149)	(80)	(174)	(403)
Corporate and other expenses:
Corporate expenses				(173)
Purchased intangibles amortization and purchase accounting fair value step-up expenses				(399)
Stock-based compensation				(25)

Total operating income	$266	$126	$119	$(86)

Operating income %	35.2%	34.2%	22.8%	(5.2%)

CONDENSED NOTES
TO
CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended June 28, 2025
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Total revenues, net	$709	$—	$62	$771
Less:
Labor costs within selling and administrative and research and development expenses	(111)	—	(8)	(119)
Material purchases	(98)	—	(17)	(115)
Labor costs within product and service cost of revenues	(75)	—	(2)	(77)
Other segment expenses	(146)	—	(13)	(159)
Corporate and other expenses:
Corporate expenses				(88)
Purchased intangibles amortization and purchase accounting fair value step-up expenses				(12)
Stock-based compensation				(13)

Total operating income	$279	$—	$22	$188

Operating Income %	39.4%	—	35.2%	24.4%

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended July 4, 2026
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Total revenues, net	$1,442	$600	$870	$2,912
Less:
Labor costs within selling and administrative and research and development expenses	(306)	(96)	(134)	(536)
Material purchases	(269)	(90)	(111)	(470)
Labor costs within product and service cost of revenues	(172)	(71)	(130)	(373)
Other segment expenses	(193)	(134)	(306)	(633)
Corporate and other expenses:
Corporate expenses				(339)
Purchased intangibles amortization and purchase accounting fair value step-up expenses				(650)
Stock-based compensation				(45)

Total operating income	$502	$209	$189	$(134)

Operating income %	34.8%	34.8%	21.7%	(4.6%)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended June 28, 2025
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Total revenues, net	$1,318	$—	$115	$1,433
Less:
Labor costs within selling and administrative and research and development expenses	(187)	—	(15)	(202)
Material purchases	(186)	—	(32)	(218)
Labor costs within product and service cost of revenues	(159)	—	(3)	(162)
Other segment expenses	(290)	—	(25)	(315)
Corporate and other expenses:
Corporate expenses				(146)
Purchased intangibles amortization and purchase accounting fair value step-up expenses				(24)
Stock-based compensation				(26)

Total operating income	$496	$—	$40	$340

Operating Income %	37.6%	—	34.6%	23.7%
The other segment expenses include ERP implementation costs, transaction costs, depreciation and amortization expenses, facilities and information technology costs, travel, freight, professional fees and all other costs.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company has four operating segments: Analytical Sciences, Biosciences, Advanced Diagnostics, and Materials Sciences. Analytical Sciences products and services primarily consist of high-performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC” and, together with HPLC, referred to as “LC”), mass spectrometry (“MS”), light scattering and field-flow fractionation instruments (Wyatt), and precision chemistry consumable products and related services. Materials Sciences products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service revenue. Biosciences products and services primarily consist of instruments, software and informatics, reagents, and single cell multiomics solutions, supporting the advanced analysis of cell populations for use in fields such as immunology, oncology, and infectious disease research. Advanced Diagnostics products and services primarily consist of a broad range of diagnostic instrumentation, assays, consumables, automation, and informatics that support the detection, identification and drug susceptibility testing of infectious disease organisms.

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

Acquisition of BD Biosciences and Diagnostic Solutions Businesses

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

In 2025, the U.S. government issued varying levels of tariffs on all imported goods into the U.S., including a baseline 10% tariff, subject to certain exceptions, which have also prompted retaliatory tariffs by a number of countries, including tariffs and export restrictions on certain manufacturing components imposed by China and tariffs pursuant to trade agreements the U.S. has entered into with certain countries. In addition, a number of new tariffs have been threatened, and the U.S. and other countries continue to negotiate trade arrangements and tariff levels. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, and the CBP has begun accepting and processing applications for refunds on certain IEEPA tariffs. This decision introduces uncertainty regarding potential refund processes and future trade policy actions and could affect the Company’s cost structure and supply chain planning. As a result of this ruling, the Company may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, the Company has not recognized any material amounts as of July 4, 2026. In response to the U.S. Supreme Court ruling mentioned above, the U.S. government implemented new tariffs under alternative statutory authority. The Company continues to monitor developments around the Supreme Court’s decision and evaluate its potential impact on the Company’s future financial results and business.

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

Financial Overview

The Company’s operating results are as follows for the three and six months ended July 4, 2026 and June 28, 2025 (dollars in millions, except per share data):

	Three Months Ended			Six Months Ended
	July 4, 2026	June 28, 2025	% change	July 4, 2026	June 28, 2025	% change
Revenues:
Product revenue	$1,220	$473	158%	$2,139	$874	145%
Service revenue	425	298	43%	773	559	38%

Total net revenues	1,645	771	113%	2,912	1,433	103%
Costs and operating expenses:
Cost of revenue	911	321	184%	1,590	598	166%
Selling and administrative expenses	405	198	105%	788	373	111%
Research and development expenses	122	49	149%	218	95	129%
Purchased intangibles amortization	244	12	1,933%	396	24	1,550%
Restructuring charges	49	3	* *	52	4	* *

Operating (loss) income	(86)	188	(146%)	(134)	340	(139%)
Operating (loss) income as a % of revenue	(5.2%)	24.4%		(4.6%)	23.7%
Other (expense) income, net	—	(1)	(100%)	1	1	—
Interest expense, net	(55)	(10)	450%	(96)	(20)	380%

(Loss) income before income taxes	(141)	178	(179%)	(229)	321	(171%)
Benefit (Provision) for income taxes	5	(31)	(116%)	21	(52)	(140%)

Net (loss) income	$(136)	$147	(193%)	$(208)	$268	(178%)

Net (loss) income per diluted common share	$(1.39)	$2.47	(156%)	$(2.31)	$4.50	(151%)

**	Percentage not meaningful

Due to the acquisition of the BDS Business on February 9, 2026, period over period comparability of the Company’s financial results has been materially impacted. In addition, the Company’s 2026 results include the BDS Business’s financial results only from the Closing Date through the end of the period, further affecting comparability with prior periods and in the future.

Revenue

The Company’s revenue increased 113% in the second quarter of 2026, as compared to the second quarter of 2025 and 103% for the first half of 2026 as compared to the first half of 2025, primarily driven by $817 million and $1.3 billion of revenue contributed by the BDS Business for the second quarter and since the Closing Date for the first half of 2026, respectively. Excluding the BDS Business revenue, legacy revenue increased 7% and 10% in the second quarter and first half of 2026, respectively, primarily due to broad-based growth across all product lines and geographical regions. Foreign currency translation decreased total revenue growth by 2% for the second quarter of 2026 and had a minimal impact on total revenue growth for the first half of 2026. In addition, the first half of 2026 had six more calendar days compared to the first half of 2025.

Cost of Revenue

The cost of revenue in the second quarter and first half of 2026 increased 184% and 166%, respectively, as compared to 2025. This increase is primarily attributed to the $560 million for the second quarter and $921 million for the first half of 2026 of cost of revenue from the BDS Business since the Closing Date as well as the increase in legacy business sales volume. The cost of revenue in the second quarter and first half of 2026 included $154 million and $253 million, respectively, of fair value inventory and fixed asset step-up expense recognized as a result of the BDS Business Acquisition.

Cost of revenue is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to be neutral to gross profit during 2026.

Selling and Administrative Expenses

Selling and administrative expenses increased 105% and 111% in the second quarter and first half of 2026, respectively, as compared to 2025. The BDS Business increased selling and administrative expenses by $125 million and $224 million in the second quarter and first half of 2026, respectively, since the Closing Date. The remaining increase in selling and administrative expenses is primarily due to an increase in costs associated with merit compensation for the Company’s employees as well as $37 million and $119 million of transaction, integration and other internal costs associated with the BDS Business in the second quarter and first half of 2026, respectively.

Research and Development Expenses

Research and development expenses increased 149% and 129% in the second quarter and first half of 2026, respectively, as compared to 2025. The BDS Business increased research and development expenses by $66 million and $108 million in the second quarter and first half of 2026, respectively, since the Closing Date. The remaining increase in research and development expenses can be attributed to increases from costs associated with merit compensation to the Company’s employees and costs associated with new products and the development of new technology initiatives. In the second quarter and first half of 2026, research and development expenses included $1 million and $2 million, respectively, of transaction, integration and other internal costs associated with the BDS Business.

Purchased Intangibles Amortization

Purchased intangibles amortization increased $232 million and $372 million in the second quarter and first half of 2026, respectively, as compared to 2025 due to the BDS Business Acquisition.

Restructuring Charges

In the second quarter and first half of 2026, the Company implemented a reduction in workforce that impacted approximately 3% of the Company’s employees. As a result, the Company incurred approximately $49 million and $52 million of severance-related costs for the second quarter and first half of 2026, respectively. During these periods, the Company paid $21 million and $23 million of severance-related costs in connection with the workforce reduction for the second quarter and first half of 2026, respectively. The accrued restructuring expense was approximately $29 million at July 4, 2026. This reduction in workforce will provide the Company with annual salary-related cost savings of approximately $120 million. The salary related cost savings achieved through the end of the second quarter 2026 was $14 million with the cost savings estimated to be approximately $67 million in 2026.

Operating (Loss) Income

Operating loss was $86 million and $134 million for the second quarter and first half of 2026, respectively, a decrease of $274 million and $474 million as compared to $188 million and $340 million of operating income in the second quarter and first half of 2025, respectively. These decreases were primarily due to the impact of the higher sales volume from the legacy business and the BDS Business revenue since the Closing Date, being offset by $253 million of acquisition-related inventory and fixed asset fair value step-up expense in the first half of 2026 and $232 million and $372 million of purchased intangibles amortization related to the BDS Business in the second quarter and first half of 2026, respectively. In addition, the second quarter and first half of 2026 operating losses were impacted by $39 million and $121 million, respectively, of transaction, integration and other internal costs associated with the BDS Business Acquisition, $49 million and $52 million, respectively, of severance-related costs associated with a workforce reduction and $9 million and $18 million, respectively, of expenses associated with the Company’s new ERP system implementation.

Interest Expense, net

In the second quarter and first half of 2026, the Company’s interest expense increased $45 million and $80 million, respectively, which can be primarily attributed to the financing costs incurred by the Company related to the funding of the BDS Business Acquisition.

Benefit (Provision) for Income Taxes

The Company’s effective tax rates for the second quarter and first half of 2026 were 3.5% and 9.2%, respectively, compared to 17.2% and 16.2% for the second quarter and first half of 2025, respectively. The change between the effective tax rates can primarily be attributed to the impact of discrete tax benefits, primarily transaction and restructuring costs, in the current period and differences in the proportionate amounts of pre-tax income, due to the BDS Business Acquisition, recognized in jurisdictions with different effective tax rates.

Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the first half of 2026. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, (“OBBBA”), enacting changes to the United States federal tax code, including adjustments to effective tax rates on certain types of income and certain deduction limitations. The OBBBA did not have a material impact on the Company’s financial position, results of operations and cash flows for the period ended July 4, 2026.

Net (Loss) Income per Diluted Common Share

The decline in the net loss per diluted common share to $1.39 and $2.31 in the second quarter and first half of 2026, respectively, as compared to the $2.47 and $4.50 of net income per diluted common share in the second quarter and first half of 2025, respectively, is attributed to the following BDS Business Acquisition-related items: purchase accounting fair value step-up expense, increases in purchased intangibles amortization expense, restructuring charges, increase in interest expense, and various transaction, integration and other internal costs.

Liquidity and Capital Resources

Net cash provided by operating activities was $198 million, compared to net cash provided by operating activities of $301 million in the first half of 2026 and 2025, respectively. The decline is primarily attributable to the net $157 million receivable due from BD, relating to net cash settlement for activity since the Closing Date, and $105 million of payments made in connection with transaction and integration costs associated with the BDS Business Acquisition.

Net cash provided by (used in) investing activities included capital expenditures related to property, plant, equipment and software capitalization of $87 million in the first half of 2026 as compared to the $48 million of net cash used in investing activities in the first half of 2025. The 2026 investing activities were impacted by the $144 million of cash acquired from the BDS Business Acquisition.

On March 23, 2026, SpinCo issued senior notes (the “Senior Notes”) in the aggregate principal amount of $3.5 billion. Net proceeds from the offering of the Senior Notes, together with cash on hand, were used by the Company to repay $3.5 billion of indebtedness outstanding under the SpinCo Delayed Draw Term Loan.

On January 8, 2026, Augusta SpinCo Corporation, a subsidiary of the Company (“SpinCo”) entered into a Term Loan Credit Agreement with the lenders named therein, Barclays Bank PLC, as administrative agent, and the other parties party thereto (the “SpinCo Credit Agreement”). On February 6, 2026 (the “Funding Date”), SpinCo borrowed $4.0 billion of unsecured term loans under the SpinCo Credit Agreement, consisting of a $3.5 billion tranche which will mature and be payable in full 364 days after the Funding Date (“SpinCo Delayed Draw Term Loan”) and a $500 million tranche which will mature and be payable in full on the second anniversary of the Funding Date (“SpinCo Term Loan”), and such funds were used by SpinCo on the Funding Date to finance the cash distribution to be paid to BD’s shareholders in connection with the BDS Business Acquisition (the “SpinCo Cash Distribution”). Upon consummation of the BDS Business Acquisition, all of this indebtedness was assumed by the Company. The SpinCo Term Loan has a maturity date of February 4, 2028.

As part of the BDS Business Acquisition, a portion of the total consideration paid was reflected as a deposit asset on the opening balance sheet, which is attributable to the Company’s present right to the future economic benefits of the business in those foreign jurisdictions where legal and beneficial title had not transferred to the Company as of February 9, 2026. Changes in the deposit asset are driven by changes in the underlying assets and liabilities in those foreign jurisdictions, and the cash payments (or cash receipts) resulting from the changes in these assets are classified as investing cash flows. The change in the deposit asset of $51 million in the first half of 2026 is primarily related to the collection of third-party customer receivables that existed as of February 9, 2026.

Results of Operations

Revenues by Geography

Geographic revenue information is presented below for the three and six months ended July 4, 2026 and June 28, 2025 (dollars in millions):

	Three Months Ended			Six Months Ended
	July 4, 2026	June 28, 2025	% change	July 4, 2026	June 28, 2025	% change
Revenues:
Asia:
China	$206	$117	76%	$359	$208	73%
Asia Other	244	149	64%	441	279	58%

Total Asia	450	266	69%	800	487	64%
Americas:
United States	570	229	149%	985	445	121%
Americas Other	120	51	135%	210	91	131%

Total Americas	690	280	146%	1,195	536	123%
Europe	505	225	124%	917	410	124%

Total revenues	$1,645	$771	113%	$2,912	$1,433	103%

Geographically, BDS Business revenue for the second quarter and first half of 2026 was $161 million and $266 million in Asia, $387 million and $623 million in the Americas and $269 million and $448 million in Europe, respectively. Foreign currency translation had minimal impact on the BDS Business since the Closing Date. Excluding the BDS Business revenue, legacy Waters revenue increased 9% and 10% in Asia, 8% and 7% in the Americas and 5% and 14% in Europe for the second quarter and first half of 2026, respectively, as compared to the second quarter and first half of 2025. This revenue growth was broad-based across all major regions, led by China and the Americas. Foreign currency translation decreased Waters legacy revenue growth by 2% and had minimal impact in the second quarter and first half of 2026, respectively.

Revenues by Product

Product revenue information is presented below for the three and six months ended July 4, 2026 and June 28, 2025 (dollars in millions):

	Three Months Ended			Six Months Ended
	July 4, 2026	June 28, 2025	% change	July 4, 2026	June 28, 2025	% change
Revenues
Instrument systems	$455	$308	47%	$831	$571	46%
Consumables	765	165	364%	1,308	303	332%
Service	425	298	43%	773	559	38%

Total revenues	$1,645	$771	113%	$2,912	$1,433	103%

Instrument system revenue increased 47% and 46% in the second quarter and first half of 2026, respectively, primarily driven by the $131 million and $227 million, respectively, in instrument revenue contributed by the BDS Business. Excluding the impact of the BDS Business instrument revenue, legacy instrument revenue increased 5% in both the second quarter and first half of 2026. This revenue growth was primarily driven by higher customer demand for our LC & MS instrument systems across most major regions. Foreign currency translation decreased legacy instrument system revenue growth by 3% in the second quarter of 2026 and 1% for the first half of 2026.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 157% and 141% for the second quarter and first half of 2026, respectively, primarily driven by $686 million and $1.1 billion, respectively, of revenue contributed by the BDS Business since the Closing Date. Excluding the BDS Business revenue, legacy recurring revenues increased 9% and 13%, in the second quarter and first half of 2026, respectively, primarily due to broad-based growth across all geographical regions. Foreign currency translation decreased recurring revenues growth by 1% and increased by 1% for the second quarter and first half of 2026, respectively. Excluding the BDS Business revenue, chemistry consumable revenue increased 10% and 13% for the second quarter and first half of 2026, respectively. The double-digit chemistry growth can be attributed to the uptake in columns and application-specific testing kits to pharmaceutical customers. Foreign currency translation decreased 2% and had minimal impact on chemistry consumable revenue growth in the second quarter and first half of 2026, respectively. In addition, the recurring revenues growth was positively impacted by the six additional calendar days in the first half of 2026.

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

Revenues by segment were as follows for the three and six months ended July 4, 2026 and June 28, 2025 (dollars in millions):

	Three Months Ended			Six Months Ended
	July 4, 2026	June 28, 2025	% change	July 4, 2026	June 28, 2025	% change
Analytical & Materials Sciences	$756	$709	7%	$1,442	$1,318	10%
Biosciences	368	—	**	600	—	*	*
Advanced Diagnostics	521	62	**	870	115	*	*

Total revenues	$1,645	$771	113%	$2,912	$1,433	103%

Segment operating (loss) income were as follows for the three and six months ended July 4, 2026 and June 28, 2025 (dollars in millions):

	Three Months Ended
	July 4, 2026	% of Revenues	June 28, 2025	% of Revenues
Analytical & Materials Sciences	$266	35.2%	$279	39.4%
Biosciences	126	34.2%	—	**
Advanced Diagnostics	119	22.8%	22	35.2%

Total segment operating income	511	31.1%	301	39.0%

Less corporate and non-segment expenses:
Corporate and other expenses	(173)		(88)
Purchased intangibles and acquisition-related fair value step-up amortization	(399)		(12)
Stock compensation expense	(25)		(13)

Total operating (loss) income	$(86)	(5.2%)	$188	24.4%

**	Percentage not meaningful

	Six Months Ended
	July 4, 2026	% of Revenues	June 28, 2025	% of Revenues
Analytical & Materials Sciences	$502	34.8%	$496	37.6%
Biosciences	209	34.8%	—	**
Advanced Diagnostics	189	21.7%	40	34.6%

Total segment operating income	900	30.9%	536	37.4%

Less corporate and non-segment expenses:
Corporate and other expenses	(339)		(146)
Purchased intangibles and acquisition-related fair value step-up amortization	(650)		(24)
Stock compensation expense	(45)		(26)

Total operating (loss) income	$(134)	(4.6%)	$340	23.7%

**	Percentage not meaningful

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

Analytical & Materials Sciences

Analytical Sciences products and service revenue increased 7% and 10% in the second quarter and first half of 2026, with the effect of foreign currency translation decreasing sales growth by 2% and having a minimal impact, respectively. Instrument system revenue (primarily LC and MS technology-based) increased 5% and 6% in the second quarter and first half of 2026, respectively, primarily driven by higher customer demand for our Acquity and Xevo TQ-S instrument systems.

Analytical Sciences consumables’ revenue grew double-digits due to the continued demand across all major geographies driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Foreign currency decreased chemistry revenue growth by 2% and had a minimal impact in the second quarter and first half of 2026, respectively. Service revenue growth increased 8% and 12% in the second quarter and first half of 2026, respectively, due to higher service demand billing in most major regions. Foreign currency translation decreased sales growth by 1% and increased service sales growth by 1% in the second quarter and first half of 2026, respectively.

Materials Sciences revenue increased 6% in both the second quarter and first half of 2026, which was primarily driven by customer demand for our thermal analysis and rheology instrument systems and services. Foreign currency translation decreased revenue growth by 2% and increased by 1% in the second quarter and first half of 2026, respectively.

The Analytical & Materials Sciences segment operating income as a percentage of revenues decreased in the second quarter and first half of 2026 as compared to the second quarter and first half of 2025 as a result of the higher sales volumes being offset by the impact of foreign currency translation, sales mix, merit compensation costs and additional new product development costs.

Biosciences

The Biosciences revenues of $368 million and $600 million in the second quarter and first half of 2026, respectively, includes only revenue from the Closing Date through the end of the reporting period. The Biosciences cost of revenue was $147 million and $244 million and operating costs were $96 million and $148 million, for the second quarter and first half of 2026, respectively.

Advanced Diagnostics

The Advanced Diagnostic Solutions revenues of $521 million and $870 million in the second quarter and first half of 2026, respectively, includes $72 million and $133 million of total revenue attributed to the Waters Clinical Business in the second quarter and first half of 2026, respectively, which was recast into the Advanced Diagnostics segment. The remaining revenue for 2026 is attributed to BDS Business revenue from the Closing Date through the end of the reporting period.

The Advanced Diagnostics segment operating income as a percentage of revenue in the second quarter and first half of 2026 was 22.8% and 21.7%, respectively. Advanced Diagnostics cost of revenue was $279 million and $482 million and operating costs were $122 million and $198 million for the second quarter and first half of 2026, respectively.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended
	July 4, 2026	June 28, 2025
Net (loss) income	$(208)	$268
Depreciation and amortization	508	101
Acquisition-related inventory fair value step-up	253	—
Stock-based compensation	45	26
Deferred income taxes	114	2
Change in accounts receivable	(782)	43
Change in inventories	(68)	(36)
Change in accounts payable and other current liabilities	557	(164)
Change in deferred revenue and customer advances	116	64
Other changes	(337)	(3)

Net cash provided by operating activities	198	301
Net cash provided by (used in) investing activities	97	(85)
Net cash used in financing activities	(337)	(174)
Effect of exchange rate changes on cash and cash equivalents	(7)	—

(Decrease) increase in cash and cash equivalents	$(49)	$42

Cash Flow from Operating Activities

Net cash provided by operating activities was $198 million and $301 million during the first half of 2026 and 2025, respectively. The decrease in 2026 operating cash flow was primarily caused by the BDS Business Acquisition. This decrease in operating cash flow can be attributed to the $105 million of payments made in connection with BDS Business acquisition transaction closing; integration and transformation cost as well as the lower net income, higher accounts receivables balances due to an increase in sales volume and the timing of the BDS Business initial net cash settlement for activity since the Closing Date. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The change in accounts receivable, an increase of $782 million for the six months ended July 4, 2026, was primarily attributable to an increase in receivables due from BD of $673 million since the acquisition date. Days sales outstanding was 110 days at July 4, 2026 and 86 days at June 28, 2025. Excluding the $673 million of customer receivables due from BD, days sales outstanding was 73 days.

•

The increase in inventory can primarily be attributed to higher tariffs on material costs as well as an increase in safety stock levels to help navigate tariffs and mitigate any future supply chain issues and the effect of foreign currency translation.

•

The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation. Included in trade accounts payable are $516 million of payments due to BD for activities performed on our behalf under the TSA.

•

Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts earlier in the year.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash provided by investing activities totaled $97 million in the first half of 2026 as compared to net cash used in investing activities of $85 million in the first half of 2025. The 2026 investing activities were impacted by the $144 million of cash acquired from the BDS Business Acquisition and the 2025 investing activities were impacted by the $35 million of cash used to complete the acquisition of Halo Labs. Additions to fixed assets and capitalized software were $87 million and $48 million in the first half of 2026 and 2025, respectively.

As part of the BDS Business Acquisition, a portion of the total consideration paid was reflected as a deposit asset on the opening balance sheet. Changes in the deposit asset are driven by changes in the underlying assets and liabilities in those foreign jurisdictions. The change in the deposit asset of $51 million in the first half of 2026 is primarily related to the collection of third-party customer receivables that existed as of February 9, 2026.

Cash Flow from Financing Activities

As of July 4, 2026, the Company had a total of $5.1 billion in outstanding debt, which consisted of $0.9 billion in outstanding senior unsecured notes, $3.5 billion in outstanding Senior Notes, $0.5 billion borrowed under the SpinCo Credit Agreement and $0.3 billion borrowed under the credit agreement governing its $1.8 billion revolving credit facility. The Company’s net debt borrowings during the three months ended July 4, 2026 were $298 million higher than as of June 28, 2025, which reflects the proceeds from debt issuances of $3.7 billion and payments on debt of $4.0 billion, respectively, primarily related to the funding of the BDS Business Acquisition.

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

On January 8, 2026, SpinCo entered into the SpinCo Credit Agreement. On February 6, 2026, SpinCo borrowed $4.0 billion of unsecured term loans under the SpinCo Credit Agreement, consisting of a $3.5 billion tranche which will mature and be payable in full 364 days after the Funding Date and a $500 million tranche which will mature and be payable in full on the second anniversary of the Funding Date, and such funds were used by SpinCo on the Funding Date to finance the SpinCo Cash Distribution. Upon consummation of the BDS Business Acquisition, all of this indebtedness was assumed by the Company. The $3.5 billion of proceeds from the Senior Notes were used by the Company to repay the $3.5 billion principal balance on the SpinCo Delayed Draw Term Loan in March 2026. The SpinCo Term Loan has a maturity date of February 4, 2028.

As of July 4, 2026, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $1.3 billion to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $8 million and $5 million in first half of 2026 and 2025, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $15 million in 2026.

In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2026 or 2025. The Company repurchased $14 million and $14 million of common stock related to the vesting of restricted stock units during the first half of 2026 and 2025, respectively.

Additionally, the Company received $15 million and $13 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first half of 2026 and 2025, respectively.

The Company had cash, cash equivalents and investments of $539 million as of July 4, 2026. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $488 million held by foreign subsidiaries as of July 4, 2026, of which $365 million was held in currencies other than U.S. dollars.

In connection with the BDS Business Acquisition, the Company issued 38,542 thousand shares of the Company’s common stock to BD shareholders with an approximate fair value of $12.8 billion, which is presented as an adjustment to reconcile net income in the consolidated statement of cash flows for the first half of 2026.

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

As of
July 4, 2026
Current assets	$1,468
Intercompany receivables from the Non-Guarantor Subsidiaries	273

Total current assets	1,741
Noncurrent assets	10,732

Total assets	12,473

Current liabilities	1,181
Intercompany payables to the Non-Guarantor Subsidiaries	312

Total current liabilities	1,493
Noncurrent liabilities	6,068

Total liabilities	$7,561

Three months ended
July 4, 2026
Revenues, excluding intercompany	$574
Revenues from Non-Guarantor Subsidiaries	361

Total revenue	935
Operating loss, excluding intercompany	(257)
Operating income from Non-Guarantor Subsidiaries	79

Total operating loss	(178)
Net loss, excluding intercompany	(289)
Net income from Non-Guarantor Subsidiaries (1)	745

Total net income	$456

(1)	Includes $669 million of dividend income from Non-Guarantor Subsidiaries for the three months ended July 4, 2026.

Six months ended
July 4, 2026
Revenues, excluding intercompany	$1,011
Revenues from Non-Guarantor Subsidiaries	597

Total revenue	1,608
Operating loss, excluding intercompany	(566)
Operating income from Non-Guarantor Subsidiaries	104

Total operating loss	(462)
Net loss, excluding intercompany	(662)
Net income from Non-Guarantor Subsidiaries (1)	1,031

Total net income	$369

(1)	Includes $927 million of dividend income from Non-Guarantor Subsidiaries for the six months ended July 4, 2026.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

In connection with the BDS Business Acquisition, the Company entered into a Transition Services Agreement (“TSA”) with BD, under which the Company receives certain back-office and fulfillment support services, including finance, accounting, information technology, human resources and other administrative functions. The TSA is intended to provide continuity of operations during the post-transaction integration for a period of up to three years at an annual cost of approximately $90 million. The Company has incurred $40 million of TSA costs for the six months ended July 4, 2026. The majority of the TSA costs are included in selling and administrative expenses in the accompanying consolidated statement of operations.

Senior Notes: As of July 4, 2026, the Company had $3.5 billion of cash requirements for the outstanding Senior Notes that will mature as follows: $650 million in 2027; $600 million in 2029; $750 million in 2031; $750 million in 2033; and $750 million in 2036. The Senior Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on March 23 and September 23 of each year, commencing on September 23, 2026. See also Note 6 in the Condensed Notes to the Consolidated Financial Statements for further information.

SpinCo Term Loan: As of July 4, 2026, the SpinCo Term Loan had $450 million outstanding and a maturity date of February 4, 2028.

A summary of the Company’s remaining contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026. The Company reviewed its contractual obligations and commercial commitments as of July 4, 2026 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended July 4, 2026. Refer to Note 1 Basis of Presentation and Summary of Significant Accounting Policies, in the Condensed Notes to Consolidated Financial Statements for any changes in those policies during the six months ended July 4, 2026.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 4, 2026 and December 31, 2025, $488 million out of $539 million and $372 million out of $588 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $365 million out of $539 million and $306 million out of $588 million of cash and cash equivalents were held in currencies other than the U.S. dollar at July 4, 2026 and December 31, 2025, respectively. As of July 4, 2026, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash and cash equivalents held in currencies other than the U.S. dollar as of July 4, 2026 would decrease by approximately $37 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of July 4, 2026 would increase pre-tax
earnings by approximately $4 million. Assuming a hypothetical adverse change of 10% in year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of July 4, 2026 would increase by approximately $128 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity. The related impact on interest income would not have a material effect on pre-tax
earnings.
There have been no other material changes in the Company’s market risk during the six months ended July 4, 2026. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the SEC on February 23, 2026.
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
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2026 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended July 4, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:
Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the six months ended July 4, 2026 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the SEC on February 23, 2026.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the SEC on February 23, 2026. The Company reviewed its risk factors as of July 4, 2026 and determined that there were no material changes from the ones set forth in the Annual Report on Form
10-K.
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

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This program replaced the remaining amounts available under the pre-existing
authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it expired on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. In December 2023, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2025. In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. As of July 4, 2026, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.
The following table summarizes the Company’s stock repurchase activity for the three months ended July 4, 2026:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs ( in thousands)
April 5, 2026 to May 2, 2026	3	$330.73	—	$961,207
May 3, 2026 to May 30, 2026	1	$337.08	—	$961,207
May 31, 2026 to July 4, 2026	1	$363.04	—	$961,207

Total	5	$338.46	—	$961,207

(1)	All shares repurchased as referenced in the table above related to the vesting of restricted stock during the three months ended July 4, 2026.
Item 5:
 Other Information
Insider Trading Arrangements and Related Disclosures
During the six months ended July 4, 2026, none of our directors or officers (as defined in Rule
16a-1(f)
under the Exchange Act) adopted, modified or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement” (as each term is defined in Item 408 of Regulation
S-K).

Item 6: Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), (v) the Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

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

Date: August 11, 2026