Form 10-Q
period 2026-10-03
WATERS CORP /DE/
filed 2026-11-10
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.
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
of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of the registrant’s common stock as of November 6, 2026: 98,285,634

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 3, 2026	December 31, 2025
ASSETS	(In millions, except share data in thousands)
Current assets:
Cash and cash equivalents	$593	$588
Accounts receivable, net	1,464	829
Inventories	1,324	572
Other current assets	744	159

Total current assets	4,125	2,148
Property, plant and equipment, net	1,458	642
Intangible assets, net	8,294	558
Goodwill	9,369	1,340
Operating lease assets	363	81
Other assets	506	308

Total assets	$24,115	$5,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$650	$460
Accounts payable	377	104
Accrued employee compensation	224	100
Deferred revenue and customer advances	463	267
Current operating lease liabilities	52	31
Accrued income taxes	25	36
Accrued warranty	22	12
Other current liabilities	367	230

Total current liabilities	2,180	1,239
Long-term liabilities:
Long-term debt	4,483	947
Long-term deferred tax liabilities	1,602	37
Long-term operating lease liabilities	314	53
Long-term portion of retirement benefits	83	44
Long-term income tax liabilities	22	34
Other long-term liabilities	140	161

Total long-term liabilities	6,644	1,276

Total liabilities	8,824	2,515
Commitments and contingencies (Notes 6, 7 and 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at October 3, 2026 and December 31, 2025	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 201,932 and 163,162 shares issued, 98,272 and 59,549 shares outstanding at October 3, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	15,344	2,416
Retained earnings	10,304	10,431
Treasury stock, at cost, 103,660 and 103,613 shares at October 3, 2026 and December 31, 2025, respectively	(10,177)	(10,162)
Accumulated other comprehensive loss	(182)	(125)

Total stockholders’ equity	15,291	2,562

Total liabilities and stockholders’ equity	$24,115	$5,077

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	October 3, 2026	September 27, 2025
	(In millions, except per share data)
Revenues:
Product revenue	$1,334	$500
Service revenue	433	300

Total net revenues	1,767	800
Costs and operating expenses:
Cost of product revenue	670	211
Cost of service revenue	209	117
Selling and administrative expenses	398	214
Research and development expenses	106	54
Purchased intangibles amortization	244	12
Restructuring charges	12	—

Total costs and operating expenses	1,639	608

Operating income	128	192
Interest expense	(59)	(27)
Interest income	6	5

Income before income taxes	74	170
Benefit (provision) for income taxes	7	(21)

Net income	$81	$149

Net income per basic common share	$0.83	$2.50
Weighted-average number of basic common shares	98	60
Net income per diluted common share	$0.82	$2.50
Weighted-average number of diluted common shares and equivalents	99	60
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	October 3, 2026	September 27, 2025
	(In millions, except share data)
Revenues:
Product revenue	$3,473	$1,374
Service revenue	1,205	859

Total revenues	4,678	2,233
Costs and operating expenses:
Cost of product revenue	1,893	580
Cost of service revenue	577	346
Selling and administrative expenses	1,187	586
Research and development expenses	324	149
Purchased intangibles amortization	640	36
Restructuring charges	64	4

Total costs and operating expenses	4,684	1,701

Operating (loss) income	(6)	532
Other income, net	1	1
Interest expense	(167)	(55)
Interest income	17	13

(Loss) income before income taxes	(155)	491
Benefit (provision) for income taxes	28	(73)

Net (loss) income	$(127)	$417

Net (loss) income per basic common share	$(1.37)	$7.02
Weighted-average number of basic common shares	93	59
Net (loss) income per diluted common share	$(1.37)	$7.00
Weighted-average number of diluted common shares and equivalents	93	60
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
	(In millions)		(In millions)
Net income (loss)	$81	$149	$(127)	$417
Other comprehensive (loss) income:
Foreign currency translation	(17)	6	(52)	46
Unrealized gains (losses) on derivative instruments before reclassifications	1	—	(5)	(2)

Unrealized gains (losses) on derivative instruments before income taxes	1	—	(5)	(2)
Income tax benefit	—	—	—	1

Unrealized gains (losses) on derivative instruments, net of tax	1	—	(5)	(2)
Other comprehensive (loss) income	(16)	6	(57)	44

Comprehensive income (loss)	$65	$155	$(184)	$462

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	October 3, 2026	September 27, 2025
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(127)	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	67	40
Deferred income taxes	5	(17)
Depreciation	106	66
Amortization of intangibles	702	87
Amortization of acquisition-related inventory and fixed assets
step-up recognized	333	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(260)	26
Increase in inventories	(85)	(66)
Increase in other current assets	(540)	(10)
(Increase) decrease in other assets	(2)	41
Increase (decrease) in accounts payable and other current liabilities	104	(114)
Increase in deferred revenue and customer advances	83	34
Decrease in other liabilities	(71)	(17)

Net cash provided by operating activities	315	488
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(150)	(74)
Cash acquired in business acquisition, net of cash paid	85	(35)
Investments in unaffiliated companies, net	(10)	(1)
Change in deposit asset, related to deferred close entities	59	—

Net cash used in investing activities	(16)	(110)
Cash flows from financing activities:
Proceeds from debt issuances	4,062	70
Payments on debt	(4,315)	(290)
Payments of debt issuance costs	(28)	(23)
Proceeds from stock plans	26	16
Purchases of treasury shares	(15)	(15)
(Payments for) proceeds from derivative contracts	(9)	1

Net cash used in financing activities	(279)	(241)
Effect of exchange rate changes on cash and cash equivalents	(15)	(4)

Increase in cash and cash equivalents	5	134
Cash and cash equivalents at beginning of period	588	325

Cash and cash equivalents at end of period	$593	$459

Non-cash investing activities related to the BDS Business Acquisition:
Fair value of Waters common stock issued	$12,835
Notes payable and debt assumed	$4,000
The accompanying notes
are
an
integral part
of
the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions, except share data in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance June 28, 2025	163,126	$2	$2,380	$10,057	$(10,162)	$(117)	$2,160
Net income	—	—	—	149	—	—	149
Other comprehensive income	—	—	—	—	—	6	6
Issuance of common stock for employees:
Employee Stock Purchase Plan	9	—	3	—	—	—	3
Stock-based compensation	3	—	14	—	—	—	14

Balance September 27, 2025	163,138	$2	$2,396	$10,206	$(10,162)	$(111)	$2,331

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance July 4, 2026	201,881	$2	$15,312	$10,223	$(10,176)	$(166)	$15,195
Net income	—	—	—	81	—	—	81
Other comprehensive loss	—	—	—	—	—	(16)	(16)
Issuance of common stock for employees:
Employee Stock Purchase Plan	11	—	3	—	—	—	3
Stock options exercised	30	—	8	—	—	—	8
Treasury stock	—	—	—	—	(1)	—	(1)
Stock-based compensation	10	—	21	—	—	—	21

Balance October 3, 2026	201,932	$2	$15,344	$10,304	$(10,177)	$(182)	$15,291

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions, except share data in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2024	162,962	$2	$2,341	$9,789	$(10,148)	$(155)	$1,829
Net income	—	—	—	417	—	—	417
Other comprehensive income	—	—	—	—	—	44	44
Issuance of common stock for employees:
Employee Stock Purchase Plan	26	—	8	—	—	—	8
Stock options exercised	38	—	8	—	—	—	8
Treasury stock	—	—	—	—	(15)	—	(15)
Stock-based compensation	112	—	39	—	—	—	39

Balance September 27, 2025	163,138	$2	$2,396	$10,206	$(10,162)	$(111)	$2,331

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2025	163,162	$2	$2,416	$10,431	$(10,162)	$(125)	$2,562
Net loss	—	—	—	(127)	—	—	(127)
Share issuance for acquisition (1)	38,542	—	12,835	—	—	—	12,835
Other comprehensive loss	—	—	—	—	—	(57)	(57)
Issuance of common stock for employees:
Employee Stock Purchase Plan	32	—	9	—	—	—	9
Stock options exercised	66	—	18	—	—	—	18
Treasury stock	—	—	—	—	(15)	—	(15)
Stock-based compensation	130		66	—	—	—	66

Balance October 3, 2026	201,932	$2	$15,344	$10,304	$(10,177)	$(182)	$15,291

(1)	Refer to Note 4, “Acquisitions” for further details.
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
On February 9, 2026 (the “Closing Date”), the Company completed the acquisition (the “BDS Business Acquisition”) of the Biosciences and Diagnostic Solutions business (the “BDS Business”) of Becton, Dickinson and Company (“BD”). The transaction was structured as a Reverse Morris Trust transaction, where the BDS Business was spun off to BD shareholders and simultaneously merged with Augusta SpinCo Corporation, a wholly-owned subsidiary of the Company (“SpinCo”). Upon completion of the BDS Business Acquisition, the Company issued 38,542 thousand shares of Waters common stock to the BD shareholders as of the close of business on February 5, 2026 (the “Record Date”, and such holders of BD common stock as of the Record Date, the “Record Date BD Shareholders”). As a result, the Record Date BD Shareholders owned approximately 39.2% of the outstanding shares of Waters common stock, and former Waters shareholders owned approximately 60.8% of the outstanding shares of Waters common stock, in each case, calculated on a fully diluted basis. The 2026 financial results of the BDS Business following the Closing Date are included in the Company’s 2026 consolidated financial results presented herein.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2026 and 2025 ended on October 3, 2026 and September 27, 2025, respectively.
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
It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2026. The results for the three and nine months ended October 3, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period. Beginning with the three months ended April 4, 2026, the Company changed the presentation of financial statement amounts from thousands to millions. Prior period amounts have been adjusted to conform to the current period presentation. As a result of rounding, certain amounts may not sum precisely or agree to previously reported amounts.
Deferred Close Businesses & Interim Operating Agreement
Regulatory, legal and other compliance requirements in certain foreign jurisdictions, principally China and Italy, prevented the legal transfer of certain assets and liabilities associated with the BDS Business (such assets and liabilities collectively, the “Deferred Close Businesses” and all other entities, the “Conveying Businesses”) at the Closing Date. The Company and BD will use reasonable best efforts to take all actions to transfer each Deferred Close Business as promptly as reasonably practicable. At Closing, the Company entered into an agreement (the “Interim Operating Agreement”) with BD that obligates BD to continue to operate the assets and liabilities of the Deferred Close Businesses on the Company’s behalf and at the sole direction of the Company. The Company and BD agreed that during the interim period between the Closing and the close date for any applicable Deferred Close Businesses BD will transfer to the Company the net profits from the operations of each of the Deferred Close Businesses to the Company (or, in the event the operations result in net losses to BD, the Company will reimburse BD for the amount of such net losses). The Interim Operating Agreement forms part of the Transition Services Agreement with BD described in Note 10, “Other Commitments and Contingencies” (the “TSA”).
For the Company, the Interim Operating Agreement and consideration transferred at Closing create a present enforceable right to receive the Deferred Close Businesses at a future closing when closing conditions are satisfied. Because legal title to the Deferred Close Businesses has not transferred to the Company at Closing and the Deferred Close Businesses remain commingled within legacy BD legal entities that will not be conveyed to the Company, the Company does not obtain control of the Deferred Close Businesses pursuant to the consolidation accounting framework. Legal and beneficial title to the Deferred Close Businesses remains with BD until the transfer of each Deferred Close Business to the Company. While legal title remains with BD, the Company obtained the economic rights to the Deferred Close Businesses through the Interim Operating Agreement, which represents a contractual right and meets the definition of an asset based on present rights to economic benefits. Accordingly, the consideration attributable to the Deferred Close Businesses is reflected as a long-term prepaid deposit asset until such deferred closings occur. Refer to Note 4, “Acquisitions” for additional information regarding recognition of the prepaid deposit asset.
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
Cash and Cash Equivalents
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of October 3, 2026 and December 31, 2025, $557 million out of $593 million and $372 million out of $588 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $380 million out of $593 million and $306 million out of $588 million of cash and cash equivalents were held in currencies other than the U.S. dollar at October 3, 2026 and December 31, 2025, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s allowance for credit losses for the nine months ended October 3, 2026 and September 27, 2025 (in millions):

	Balance at Beginning of Period	Additions	Deductions and Other	Balance at End of Period

Allowance for Credit Losses
October 3, 2026	$12	$11	$(7)	$16
September 27, 2025	$14	$4	$(5)	$13
Amounts due from/to BD
Pursuant to the TSA, BD collects receivables from the Company’s customers and pays vendors on behalf of the Company as it relates to the BDS Business. As of October 3, 2026, the Company had a $174 million net amount due from BD related to such activity, which includes $213 million classified as other current assets and $39 million classified as other current liabilities in the consolidated balance sheets.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of October 3, 2026 and December 31, 2025. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at October 3, 2026 (in millions):

	Total at October 3, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
401(k) Restoration Plan assets	$32	$32	$—	$—
Interest rate cross-currency swap agreements	32	—	32	—

Total	$64	$32	$32	$—

Liabilities:
Interest rate cross-currency swap agreements	15	—	15	—
Interest rate swap cash flow hedge	1	—	1	—

Total	$16	$—	$16	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2025 (in millions):

	Total at December 31, 2025		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
401(k) Restoration Plan assets		$31		$31		$—		$—
Foreign currency exchange contracts
Interest rate cross-currency swap agreements
Interest rate swap cash flow hedge

Total		$31		$31		$—		$—

Liabilities:
Foreign currency exchange contracts	$		$		$		$
Interest rate cross-currency swap agreements		50		—		50		—
Interest rate swap cash flow hedge		2		—		2		—

Total		$52		$—		$52		$—

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
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $4.2 billion and $1.3 billion at October 3, 2026 and December 31, 2025, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $4.0 billion and $1.2 billion at October 3, 2026 and December 31, 2025, respectively, using Level 2 inputs. Refer to Note 6 “Debt” for further information.

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
Cash Flow Hedges
The Revolving Credit Facility is a variable borrowing and has interest payments based on a contractually specified interest rate index. The contractually specified index on the Revolving Credit Facility is the 1-month, 3-month or 6-month Term SOFR. The variable rate interest payments create interest risk for the Company as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the Revolving Credit Facility. In order to reduce interest rate risk, the Company has entered into interest rate swaps with an aggregate notional value of $100 million to effectively lock in the forecasted interest payments on the variable rate borrowing over its term. The interest rate swaps represent cash flow hedges and are assessed for hedge effectiveness each reporting period. When the hedge relationship is highly effective at achieving offsetting changes in cash flows, the Company will record the entire change in fair value of the interest rate swaps in accumulated other comprehensive loss. The amount in accumulated other comprehensive loss is reclassified to income in the period that the underlying transaction impacts consolidated income. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated, and amounts accumulated in other comprehensive loss will be reclassified to income in the current period. Interest settlements due to benchmark interest rate changes are recorded in interest income or interest expense. For the nine months ended October 3, 2026, the Company did not have any cash flow hedges that were deemed ineffective.
Interest Rate Cross-Currency Swap Agreements
As of October 3, 2026, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $1.3 billion to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated other comprehensive loss in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges included in the consolidated balance sheets are classified as follows (in millions):

	October 3, 2026		December 31, 2025
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$30	$—	$39	$—
Other current liabilities	$19	$—	$19	$—
Interest rate cross-currency swap agreements:
Other assets	$940	$32	$20	$—
Other liabilities (1)	$340	$15	$880	$50
Accumulated other comprehensive loss		$(2)		$(54)
Interest rate swap cash flow hedges:
Other assets	$—	$—	$50	$—
Other liabilities	$100	$1	$100	$2
Accumulated other comprehensive loss		$(1)		$(2)

(1)	Includes $13 million and $2 million classified as Other current liabilities and Other noncurrent liabilities in the consolidated balance sheets, respectively.
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive (loss)/income related to the foreign currency exchange contracts, interest rate cross-currency swap agreements and interest rate swap agreements designated as cash flow hedges (in millions):

	Financial Statement Classification	Three Months Ended		Nine Months Ended
		October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Foreign currency exchange contracts:
Realized losses on contracts	Cost of revenue	$(4)	$—	$(8)	$(1)
Unrealized losses on contracts	Cost of revenue	—	(1)	—	(1)

Cumulative net pre-tax losses	Cost of revenue	$(4)	$(1)	$(8)	$(2)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$4	$3	$12	$8
Unrealized gains (losses) on contracts (1)	Other comprehensive income (loss)	$20	$—	$52	$(83)
Interest rate swap cash flow hedges:
Unrealized gains (losses) on contracts	Other comprehensive income (loss)	$1	$—	$(5)	$(2)

(1)
Unrealized gains (losses) on contracts from interest rate cross-currency swap agreements fluctuated year over year primarily due to changes in foreign exchange rates, which resulted in period-to-period variability.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

There are no deferred costs associated with the service contract, as the cost of the service is recorded when the service is performed. Service calls are recognized to revenue at the time a service is performed.
Stockholders’ Equity
In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2026 or 2025. The Company repurchased $15 million of the Company’s common stock related to the vesting of restricted stock units during both the nine months ended October 3, 2026 and September 27, 2025. On February 9, 2026, upon completion of the acquisition of the BDS Business, the Company issued 38,542 thousand shares of Waters common stock to the BD shareholders.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended October 3, 2026 and September 27, 2025 (in millions):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Acquisitions	Balance at End of Period
Accrued warranty liability:
October 3, 2026	$12	$28	$(29)	$11	$22
September 27, 2025	$12	$5	$(5)	$—	$12
Restructuring
In 2026, the Company implemented a reduction in workforce that impacted approximately 3% of the Company’s employees. As a result, the Company incurred approximately $64 million of severance-related costs and paid $46 million of severance-related costs in connection with the workforce reduction during 2026. The accrued restructuring expense was approximately $18 million at October 3, 2026.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Subsequent Event
On November 2, 2026, the Company acquired MOBILion Systems, Inc. for $108 million in cash, subject to customary adjustments. The acquisition complements the Company’s industry-leading mass spectrometry portfolio and is expected to broaden the Company’s entry into the proteomics market.
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the nine months ended October 3, 2026 and September 27, 2025 (in millions):

	October 3, 2026	September 27, 2025
Balance at the beginning of the period	$345	$320
Deferred revenue acquired (1)	149	—
Recognition of revenue included in balance at beginning of the period	(231)	(249)
Revenue deferred during the period, net of revenue recognized	298	310

Balance at the end of the period	$561	$381

(1)	The Company classified $119 million as Deferred revenue and customer advances and $30 million as Other long-term liabilities in the consolidated balance sheets, respectively.
Refer to Note 4, “Acquisitions” for further details for the amounts included as a result of the acquisition of the BDS Business.
The Company classified $97 million and $78 million of deferred revenue and customer advances in other long-term liabilities at October 3, 2026 and December 31, 2025, respectively.
The amount of unfulfilled performance obligations as of October 3, 2026, and the time such amounts are expected to be recognized in the future, is as follows (in millions):

October 3, 2026
Unfulfilled performance obligations expected to be recognized in:
One year or less	$481
13-24 months	71
25 months and beyond	26

Total	$578

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

3 Inventories
Inventories are classified as follows (in millions):

	October 3, 2026	December 31, 2025
Raw materials	$398	$235
Work in progress	160	28
Finished goods	766	309

Total inventories	$1,324	$572

The Company acquired inventory with an estimated fair value of $977 million, inclusive of a $306 million fair value step-up. Refer to Note 4, “Acquisitions” for further details.
4 Acquisitions
On February 9, 2026, the Company completed the BDS Business Acquisition with an acquisition-date fair value of total consideration transferred of $13 billion, including the issuance of 38,542 thousand shares of Waters common stock. There is no contingent consideration related to this acquisition. As a result, upon completion of the BDS Business Acquisition, the Record Date BD Shareholders owned approximately 39.2% of the outstanding shares of Waters common stock, and former Waters shareholders owned approximately 60.8% of the outstanding shares of Waters common stock, in each case, calculated on a fully diluted basis. The results of the BDS Business are included in the Company’s consolidated financial statements following the Closing Date.
The Company preliminarily allocated the purchase price of the BDS Business Acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Closing Date. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the Closing Date becomes available. During the three months ended October 3, 2026, the Company paid $59 million in cash to BD, which represented the final net working capital settlement. The overall BDS Business Acquisition consideration decreased by $62 million during the three months ended October 3, 2026 as the final settlement payment was lower than the $121 million estimate that had previously been included in acquisition consideration for the periods ended April 4, 2026 and July 4, 2026. The Company is in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the BDS Business Acquisition. As a result, the preliminary amounts recognized may be adjusted during the measurement period (not to exceed one year from the Closing Date) as additional information about facts and circumstances that existed as of the Closing Date becomes available. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the total consideration paid by Waters (in millions, except share data in thousands and exchange ratio):

Amount
Number of fully diluted shares of Company common stock immediately prior to the BDS Business Acquisition (a)	60,075
Share issuance ratio	0.64474

Number of shares of Company common stock issued to BD shareholders as a result of the BDS Business Acquisition	38,733
Less: SpinCo Make Whole Awards (b)	(191)

Number of shares of Company common stock issued to BD common stockholders	38,542
Company common stock price (c)	332.29

Fair value of Company common stock issued	$12,807

Fair value of share-based compensation awards issued to SpinCo Business Employees related to pre-combination services (d)	28
Net working capital settlement	59
Financing fees paid on behalf of SpinCo	5

Total BDS Business Acquisition consideration	$12,899

(a)	The following table represents the number of fully diluted shares of the Company’s common stock:

Amount
Number of shares of Company common stock issued and outstanding (excluding Company common stock held in treasury)	59,560
Number of shares of Company common stock issued upon conversion of Company equity awards	515

Number of fully diluted shares of Company common stock immediately prior to the BDS Business Acquisition	60,075

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
(d)
Consideration for replacement of outstanding equity awards of BD held by employees of Conveying Businesses. All outstanding BD stock appreciation right awards (whether vested or unvested) held by an employee of SpinCo of a Conveying Business as of immediately prior to the Distribution Time was converted, as of the Effective Time, into Waters SAR Awards and all BD time-based restricted stock unit awards and BD performance-based restricted stock unit awards held by an employee of SpinCo of a Conveying Business as of immediately prior to the Distribution Time were converted, as of the Effective Time, into Waters RSU Awards as set forth in the Employee Matters Agreement. A portion of the fair value of equity awards held by employees of SpinCo associated with Conveying Businesses and replaced as a result of the BDS Business Acquisition represents consideration transferred because it relates to services rendered by such BDS Business employees to BD prior to the BDS Business Acquisition. This amount is calculated based on the ratio of the pre-combination
service period (from the grant date until the Closing Date) to the longer of the original total service period or the modified service period, if any, multiplied by the fair value of the BD awards (the number of BD awards multiplied by the BD share price on the Closing Date). The Company has incurred compensation expense of $17 million related to services from the Closing Date through October 3, 2026.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The assets and liabilities of the Deferred Close Businesses did not legally transfer as of the Closing and are excluded from purchase accounting as of the Closing Date. The Company transferred $129 million of consideration as of the Closing for the Deferred Close Businesses, which was recorded as a prepaid deposit asset on the opening balance sheet as of February 9, 2026, representing the future transfer of a business to the Company. The fair value of the prepaid deposit was preliminarily determined using a relative fair value allocation of the total consideration transferred, based on the proportion of the estimated fair value of the Deferred Close Businesses to the aggregate estimated fair values of all identifiable assets acquired and liabilities assumed. The prepaid deposit asset is recorded in Other assets in the consolidated balance sheets as of October 3, 2026.
During the three months ended October 3, 2026, the Company paid $59 million in cash to BD, which represented the final net working capital settlement. The overall BDS Business Acquisition consideration decreased by $62 million during the three months ended October 3, 2026 as the final settlement payment was lower than the $121 million estimate that had previously been included in acquisition consideration for the periods ended April 4, 2026 and July 4, 2026.
During the nine months ended October 3, 2026, the Company reassessed its estimates and inputs as new information about facts and circumstances that existed as of the Closing Date became known. As a result, the Company recorded a $44 million net increase in goodwill as a measurement period adjustment. The increase to goodwill consists primarily of a $97 million increase resulting from changes in estimates including jurisdictional deferred tax items and the tax impact of pre-tax
measurement period adjustments
, with a corresponding $64 million decrease in tax balances included in other current and non-current assets and a $33 million increase in deferred tax liabilities, offset by a $62 million reduction in acquisition consideration due to the final net working capital settlement. The remaining change
 in goodwill is
primarily related
 to changes in
long-term net assets
and net working capital
 accounts
. The cumulative impact of these measurement period adjustments on the statements of operations, had those adjustments been made as of the acquisition date, was considered immaterial.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the Closing Date, inclusive of measurement period adjustments (in millions):

Purchase Price
BDS Business Acquisition Consideration	$12,899
Less: Prepaid deposit asset for Deferred Close Businesses	(129)

Net consideration	12,770

Identifiable Net Assets Acquired
Assets
Cash and cash equivalents	144
Accounts receivable	386
Inventories	977
Other current and non-current assets	203
Property, plant and equipment	885
Intangible assets	8,384
Operating lease assets	296
Liabilities
Accounts payable and accrued expenses	(288)
Notes payable and debt	(4,000)
Deferred revenue and customer advances	(119)
Operating lease liabilities	(296)
Other current and non-current liabilities	(201)
Deferred tax liabilities	(1,638)

Net Assets Acquired	4,733

Goodwill	$8,037

Net consideration	$12,770

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

The excess of the total consideration transferred over the fair value of the identifiable net assets resulted in the recognition of goodwill. The Company allocated $8.0 billion of the purchase price to goodwill, which is primarily non-deductible for tax purposes, in the amounts of $3.9 billion, $3.3 billion, and $0.9 billion to the Biosciences, Advanced Diagnostics and Analytical Sciences & Materials reportable segments, respectively. The goodwill arising from the BDS Business Acquisition consists largely of the value of intangible assets that do not qualify for separate recognition such as workforce in place and cash flows from the expected synergies associated with the integration of acquired technology, distribution channels and products with the Company’s products, which are higher than if the acquired companies’ technology, customer access or products were utilized on a stand-alone basis.
The details of the preliminary fair value allocated to the property, plant and equipment acquired are as follows (in millions):

Amount
Land and land improvements	$48
Buildings and leasehold improvements	309
Production and other equipment	339
Construction in progress	73
Placed instruments at customers	116

Total	$885

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
During the three and nine months ended October 3, 2026, the Company’s consolidated results included revenue of $896 million and $2.2 billion, respectively, and a loss before taxes of $60 million and $386 million, respectively, since the Closing Date of the BDS Business Acquisition. The Company did not incur transaction, financing and other internal costs during the three months ended October 3, 2026, and incurred $58 million during the nine months ended October 3, 2026, in connection with the Company’s acquisition of the BDS Business, which are primarily recorded in selling and administrative expenses in the consolidated statement of operations.

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
The following unaudited pro forma information shows the results of the Company’s operations for the nine months ended October 3, 2026 and September 27, 2025, as if the BDS Business Acquisition had occurred on January 1, 2025 (in millions):

	October 3, 2026	September 27, 2025
Revenue	$4,951	$4,695
Net loss	(68)	(42)
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
5 Goodwill and Other Intangibles
The carrying amount of goodwill was $9.4 billion and $1.3 billion at October 3, 2026 and December 31, 2025, respectively. The following is a reconciliation of goodwill by business segment for the nine months ended October 3, 2026 (dollars in millions):

	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Goodwill as of December 31, 2025	$1,340	$—	$—	$1,340
Goodwill reclassification	(101)	—	101	—
BDS Business Acquisition	870	3,861	3,306	8,037
Currency translation	(4)	(1)	(3)	(8)

Goodwill as of October 3, 2026	$2,105	$3,860	$3,404	$9,369

The Company allocated goodwill across each reporting segment based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the Closing Date becomes available. The reclassification of goodwill between Advanced Diagnostics and Analytical & Materials Sciences is due to the transfer of the Company’s Waters Clinical business to the Advanced Diagnostics reportable segment, which occurred in the first quarter of 2026 as a result of the BDS Business Acquisition. Refer to Note 4, “Acquisitions” for further details for the amounts included in goodwill as a result of the BDS Business Acquisition.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in millions):

	October 3, 2026				December 31, 2025
			Weighted-				Weighted-
	Gross		Average		Gross		Average
	Carrying	Accumulated	Amortization		Carrying	Accumulated	Amortization
	Amount	Amortization	Period		Amount	Amortization	Period
Capitalized software	$815	$638	5	years	$794	$623	5	years
Purchased intangibles	8,999	931	13	years	632	296	10	years
Trademarks	10	—			10	—
Licenses	15	11	6	years	16	12	7	years
Patents and other intangibles	138	102	8	years	135	97	8	years

Total	$9,977	$1,682	12	years	$1,587	$1,028	7	years

The Company capitalized $35 million and $17 million of intangible assets for the three months ended October 3, 2026, and September 27, 2025, respectively, and $8.4 billion and $69 million in the nine months ended October 3, 2026, and September 27, 2025, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $44 million and $38 million, respectively, for the nine months ended October 3, 2026 due to the effects of foreign currency translation. Amortization expense for intangible assets was $265 million and $30 million for the three months ended October 3, 2026 and September 27, 2025, respectively. Amortization expense for intangible assets was $702 million and $87 million for the nine months ended October 3, 2026 and September 27, 2025, respectively.
Estimated annual amortization expense for intangible assets for the next five years is as follows (dollars in millions):

Annual Expense
2026	954
2027	1,078
2028	979
2029	837
2030	826
Refer to Note 4, “Acquisitions” for further details for the amounts included in intangible assets, net as a result of
the BDS Business Acquisition.
6 Debt
As of October 3, 2026, the Company had a total of $5.1 billion in outstanding debt, which consisted of $3.5 billion in outstanding Senior Notes, $0.4 billion borrowed under the Term Loan tranche of the SpinCo Credit Agreement, $0.5 billion borrowed under its Revolving Credit Facility and $0.7 billion in outstanding senior unsecured notes. The Company’s net debt borrowings decreased by $253 million during the first nine months of 2026, which reflects the proceeds from new debt issuances of $4.1 billion and payments on debt of $4.3 billion. These changes in outstanding debt balances over these periods are attributable to the funding of the cash distribution paid to BD in connection with the BDS Business Acquisition and certain debt repayments in 2025 and 2026.
Senior Notes
On March 23, 2026, SpinCo Corporation issued senior notes (the “Senior Notes”) in the aggregate principal amount of $3.5 billion. Net proceeds from the offering of the Senior Notes, together with cash on hand, were used by the Company to repay $3.5 billion of indebtedness outstanding under the SpinCo Delayed Draw Term Loan. The obligations of SpinCo under the Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis (the “Guarantees”) by the Company and certain subsidiaries of the Company that also guarantee the Company’s

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

existing credit facilities (the “Subsidiary Guarantors” and, together with the Company, the “Guarantors”). The Company had the following outstanding Senior Notes as of October 3, 2026 (in millions):

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
As of October 3, 2026, the Company had a total of $3.5 billion of outstanding Senior Notes. Additionally, the Company capitalized debt issuance costs of $23 million, which are deferred and will be amortized to interest expense over the respective term of each of the Senior Notes.
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
The SpinCo Term Loan has a maturity date of February 4, 2028. The borrowings under the SpinCo Term Loan bears interest at a fluctuating rate per annum equal to, at SpinCo’s option, an alternate base rate or Term SOFR rate, in each case, plus an applicable margin calculated based on Waters’ public debt ratings. The applicable margin ranges from 87.5 basis points to 135 basis points per annum over Term SOFR and 0 basis points to 35 basis points per annum over the alternate base rate. As of October 3, 2026, the SpinCo Term Loan had $425 million outstanding.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Revolving Credit Facility
The Company has a five-year, $1.8 billion revolving credit facility (the “Revolving Credit Facility”) that matures in May 2030. As of October 3, 2026 and December 31, 2025, the Revolving Credit Facility had a total of $0.5 billion and $0.1 billion outstanding.
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
Senior Unsecured Notes
As of October 3, 2026 and December 31, 2025, the Company had a total of $0.7 billion and $1.3 billion of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at October 3, 2026 and December 31, 2025 (in millions):

	October 3, 2026	December 31, 2025
Senior unsecured notes – Series K – 3.44%, due May 2026	$—	$160
Senior unsecured notes – Series L – 3.31%, due September 2026	—	200
Senior unsecured notes – Series N – 1.68%, due March 2026	—	100
Senior Notes – 4.32% – due September 2027	650	—

Total notes payable and debt, current	650	460
Senior unsecured notes – Series M – 3.53%, due September 2029	300	300
Senior unsecured notes – Series O – 2.25%, due March 2031	400	400
Senior unsecured notes – Series P – 4.91%, due May 2028	—	50
Senior unsecured notes – Series Q – 4.91%, due May 2030	—	50
SpinCo Term Loan – due February 2028	425	—
Senior Notes – 4.40% – due March 2029	600	—
Senior Notes – 4.66% – due March 2031	750	—
Senior Notes – 4.95% – due March 2033	750	—
Senior Notes – 5.25% – due March 2036	750	—
Credit agreement	530	150
Unamortized debt issuance costs	(22)	(3)

Total long-term debt	4,483	947

Total debt	$5,133	$1,407

As of October 3, 2026 and December 31, 2025, the Company had a
total
amount available to
borrow
under the
Revolving
Credit Facility of $1.3 billion and $1.6 billion, after outstanding letters of credit, respectively. The weighted-average interest rates applicable to the Senior Notes, senior unsecured notes and credit agreement borrowings collectively were 4.55% and 3.35% at October 3, 2026 and December 31, 2025, respectively. As of October 3, 2026, the Company was in compliance with all debt covenants.
Foreign Lines of Credit
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $111 million and $110 million at October 3, 2026 and December 31, 2025, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of October 3, 2026 or December 31, 2025.
7 Income Taxes
The Company’s effective tax rates for the third quarter and first nine months of 2026 were (9.6%) and 18.3%, respectively, compared to 12.5% and 14.9% for the third quarter and first nine months of 2025, respectively. The change between the effective tax rates can primarily be attributed to the impact of discrete tax benefits, primarily transaction and restructuring costs, in the current period and differences in the proportionate amounts of pre-tax income, due to the BDS Business Acquisition, recognized in jurisdictions with different effective tax rates.
Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the period ended October 3, 2026. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, (“OBBBA”), enacting changes to the United States federal tax code, including adjustments to effective tax rates on certain types of income and certain deduction limitations. The OBBBA did not have a material impact on the Company’s financial position, results of operations and cash flows for the period ended October 3, 2026.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

8 Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. No litigation provisions were recorded and one litigation payment for $5 million was made by the Company during the nine months ended October 3, 2026.
9 Leases
As of October 3, 2026, the Company had lease agreements that expire at various dates through 2035, with a weighted-average remaining lease term of 9.4 years. Rental expense was $20 million and $11 million for the three months ended October 3, 2026, and September 27, 2025, respectively, and $51 million and $31 million for the nine months ended October 3, 2026, and September 27, 2025, respectively. As of October 3, 2026, the weighted-average discount rate used to determine the present value of lease liabilities was 4.28%. During the three and nine months ended October 3, 2026, cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was $20 million, and $51 million, respectively. The Company recorded a $4 million increase and $3 million decrease in right-of-use assets in exchange for new operating lease liabilities for the three months ended October 3, 2026 and September 27, 2025, respectively. The Company recorded a $17 million and $2 million increase in right-of-use assets in exchange for new operating lease liabilities for the nine months ended October 3, 2026 and September 27, 2025, respectively.
The Company’s right-of-use lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in millions):

	Financial Statement Classification	October 3, 2026	December 31, 2025
Assets:
Property operating lease assets	Operating lease assets	$319	$44
Automobile operating lease assets	Operating lease assets	44	36

Total lease assets		$363	$81

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$52	$31
Long-term operating lease liabilities	Long-term operating lease liabilities	314	53

Total lease liabilities		$366	$84

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company acquired Operating lease assets and
O
perating lease liabilities with an estimated fair value of $296 million. Refer to Note 4, “Acquisitions” for further details.
Undiscounted future minimum rents payable as of October 3, 2026 under non-cancelable leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in millions):

2026	$18
2027	65
2028	56
2029	48
2030	43
2031 and thereafter	222

Total future minimum lease payments	452
Less: amount of lease payments representing interest	(86)

Present value of future minimum lease payments	366
Less: current operating lease liabilities	(52)

Long-term operating lease liabilities	$314

10 Other Commitments and Contingencies
In connection with the BDS Business Acquisition, the Company entered into a TSA with BD, under which the Company receives certain back-office and fulfillment support services, including finance, accounting, information technology, human resources and other administrative functions. The TSA is intended to provide continuity of operations during the post-transaction integration for a period of up to three years at an annual cost of approximately $90 million. The Company has incurred approximately $58 million of TSA costs for the nine months ended October 3, 2026. The majority of the TSA costs are included in selling and administrative expenses in the accompanying consolidated statement of operations.
The Company licenses certain technology and software from third parties in the ordinary course of business. The Company reviews its third party license and software arrangements in accordance with the accounting standards for internal-use software and hosting arrangements, including identifying service contracts and capitalizing certain implementation costs. Future minimum fees payable under existing technology and software license agreements as of October 3, 2026 are $46 million for the years ended December 31, 2026 and thereafter. The software license agreements are long-term contracts and are not cancellable by the Company until the expiration of their initial term. The amounts owed under these contracts are included in both other assets and other long-term liabilities on the Company’s consolidated balance sheet as of October 3, 2026. In December 2024, the Company’s Board of Directors approved the implementation of a new worldwide enterprise resource planning system (“ERP”). The Company anticipates spending approximately $130 million on the ERP implementation, of which $108 million has been spent since the project’s inception through the third quarter of 2026. The Company expects to use existing cash and its credit facility to fund the ERP implementation. The Company has incurred $64 million of capitalized costs included in other assets and $44 million of operating costs included in the consolidated statement of operations for the ERP system implementation through October 3, 2026.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in millions, except per share data):

	Three Months Ended October 3, 2026
	Net income (Numerator)	Weighted-Average Shares (1) (Denominator)	Per Share Amount
Net income per basic common share	$81	98	$0.83
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	1	(0.01)

Net income per diluted common share	$81	99	$0.82

(1) Includes issuance of 38,542 thousand shares of Waters common stock related to the BDS Business Acquisition.

	Three Months Ended September 27, 2025
	Net income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$149	60	$2.50
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	—	—

Net income per diluted common share	$149	60	$2.50

	Nine Months Ended October 3, 2026
	Net loss (Numerator)	Weighted-Average Shares (1) (Denominator)	Per Share Amount
Net loss per basic common share	$(127)	93	$(1.37)
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	—	—

Net loss per diluted common share	$(127)	93	$(1.37)

(1) Includes issuance of 38,542 thousand shares of Waters common stock related to the BDS Business Acquisition.

	Nine Months Ended September 27, 2025
	Net income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$417	59	$7.02
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	1	(0.02)

Net income per diluted common share	$417	60	$7.00

The Company had 113 thousand and 149 thousand stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the three and nine months ended October 3, 2026, respectively. For the three and nine months ended September 27, 2025, the Company had 390 thousand and 92 thousand stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

12 Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are detailed as follows (in millions):

	Currency Translation	Unrealized Income on Retirement Plans	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(125)	$2	$(2)	$(125)
Other comprehensive loss, net of tax	(52)	—	(5)	(57)

Balance at October 3, 2026	$(177)	$2	$(7)	$(182)

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
Revenues for the Company’s products and services are as follows for the three and nine months ended October 3, 2026 and September 27, 2025 (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenues:
Instrument systems	$528	$342	$1,359	$913
Consumables	806	158	2,114	461
Service	433	300	1,205	859

Total revenues	$1,767	$800	$4,678	$2,233

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Revenues are attributable to geographic areas based on the region of destination. Geographic revenues information is presented below for the three and nine months ended October 3, 2026 and September 27, 2025 (in millions):

	Three Months Ended October 3, 2026
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total Revenues
Revenues:
Asia:
China	$134	$56	$37	$226
Asia Other	162	43	63	269

Total Asia	296	99	100	495
Americas:
United States	249	150	222	621
Americas Other	46	30	53	128

Total Americas	295	180	275	749
Europe	206	117	200	523

Total net revenues	$796	$396	$575	$1,767

	Three Months Ended September 27, 2025
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total Revenues
Revenues:
Asia:
China	$107	$—	$6	$114
Asia Other	152	—	4	156

Total Asia	259	—	10	270
Americas:
United States	225	—	20	245
Americas Other	43	—	5	48

Total Americas	268	—	25	293
Europe	208	—	29	237

Total net revenues	$736	$—	$64	$800

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended October 3, 2026
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total Revenues
Revenues:
Asia:
China	$351	$131	$103	$585
Asia Other	451	100	158	709

Total Asia	802	231	261	1,294
Americas:
United States	680	389	538	1,607
Americas Other	134	74	130	338

Total Americas	814	463	668	1,945
Europe	621	302	517	1,439

Total net revenues	$2,237	$996	$1,445	$4,678

	Nine Months Ended September 27, 2025
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total Revenues
Revenues:
Asia:
China	$296	$—	$26	$322
Asia Other	421	—	13	435

Total Asia	717	—	39	757
Americas:
United States	636	—	55	691
Americas Other	125	—	13	138

Total Americas	761	—	68	829
Europe	575	—	72	647

Total net revenues	$2,053	$—	$180	$2,233

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Revenues for the Company recognized at a point in time versus over time are as follows for the three and nine months ended October 3, 2026 and September 27, 2025 (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues recognized at a point in time:
Instrument systems	$528	$341	$1,359	$913
Consumables	806	158	2,114	461
Service revenues recognized at a point in time (time & materials)	121	95	342	276

Total net revenues recognized at a point in time	1,455	595	3,815	1,650
Net revenues recognized over time:
Service and software maintenance revenues recognized over time (contracts)	312	205	863	583

Total net revenues	$1,767	$800	$4,678	$2,233

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table includes the significant segment expenses that are regularly provided to the CODM and a reconciliation of segment operating income for the three and nine months ended October 3, 2026 and September 27, 2025 (in millions):

	Three Months Ended October 3, 2026
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Total revenues, net	$796	$396	$575	$1,767
Less:
Labor costs within selling and administrative and research and development expenses	(134)	(67)	(87)	(288)
Material purchases	(170)	(65)	(69)	(304)
Labor costs within product and service cost of revenues	(81)	(42)	(72)	(195)
Other segment expenses	(130)	(77)	(195)	(402)
Corporate and other expenses:
Corporate expenses				(105)
Purchased intangibles amortization and purchase accounting fair value step-up expenses				(323)
Stock-based compensation				(22)

Total operating income	$281	$145	$152	$128

Operating income %	35.3%	36.6%	26.4%	7.2%

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended September 27, 2025
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Total revenues, net	$736	$—	$64	$800
Less:
Labor costs within selling and administrative and research and development expenses	(113)	—	(9)	(122)
Material purchases	(118)	—	(16)	(134)
Labor costs within product and service cost of revenues	(79)	—	(2)	(81)
Other segment expenses	(147)	—	(14)	(160)
Corporate and other expenses:
Corporate expenses				(84)
Purchased intangibles amortization and purchase accounting fair value step-up expenses				(12)
Stock-based compensation				(14)

Total operating income	$279	$—	$23	$192

Operating Income %	37.9%	—	36.2%	24.0%

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended October 3, 2026
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Total revenues, net	$2,237	$996	$1,445	$4,678
Less:
Labor costs within selling and administrative and research and development expenses	(441)	(164)	(221)	(826)
Material purchases	(437)	(154)	(180)	(771)
Labor costs within product and service cost of revenues	(253)	(112)	(202)	(567)
Other segment expenses	(323)	(212)	(501)	(1,036)
Corporate and other expenses:
Corporate expenses				(444)
Purchased intangibles amortization and purchase accounting fair value step-up expenses				(973)
Stock-based compensation				(67)

Total operating income	$783	$354	$341	$(6)

Operating income %	35.0%	35.5%	23.6%	(0.1%)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended September 27, 2025
	Analytical & Materials Sciences	Biosciences	Advanced Diagnostics	Total
Total revenues, net	$2,053	$—	$180	$2,233
Less:
Labor costs within selling and administrative and research and development expenses	(300)	—	(24)	(324)
Material purchases	(302)	—	(49)	(352)
Labor costs within product and service cost of revenues	(239)	—	(5)	(244)
Other segment expenses	(437)	—	(39)	(476)
Corporate and other expenses:
Corporate expenses				(230)
Purchased intangibles amortization and purchase accounting fair value step-up expenses				(36)
Stock-based compensation				(40)

Total operating income	$775	$—	$63	$532

Operating Income %	37.7%	—	35.0%	23.8%
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

In 2025, the U.S. government issued varying levels of tariffs on all imported goods into the U.S., including a baseline 10% tariff, subject to certain exceptions, which have also prompted retaliatory tariffs by a number of countries, including tariffs and export restrictions on certain manufacturing components imposed by China and tariffs pursuant to trade agreements the U.S. has entered into with certain countries. In addition, a number of new tariffs have been threatened, and the U.S. and other countries continue to negotiate trade arrangements and tariff levels. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, and the CBP has begun accepting and processing applications for refunds on certain IEEPA tariffs. This decision introduces uncertainty regarding potential refund processes and future trade policy actions and could affect the Company’s cost structure and supply chain planning. As a result of this ruling, the Company may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, the Company has not recognized any material amounts as of October 3, 2026. In response to the U.S. Supreme Court ruling mentioned above, the U.S. government implemented new tariffs under alternative statutory authority. The Company continues to monitor developments around the Supreme Court’s decision and evaluate its potential impact on the Company’s future financial results and business.

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

Financial Overview

The Company’s operating results are as follows for the three and nine months ended October 3, 2026 and September 27, 2025 (dollars in millions, except per share data):

	Three Months Ended			Nine Months Ended
	October 3, 2026	September 27, 2025	% change	October 3, 2026	September 27, 2025	% change
Revenues:
Product revenue	$1,334	$500	167%	$3,473	$1,374	153%
Service revenue	433	300	44%	1,205	859	40%

Total net revenues	1,767	800	121%	4,678	2,233	110%
Costs and operating expenses:
Cost of revenue	879	328	168%	2,470	926	167%
Selling and administrative expenses	398	214	86%	1,187	586	103%
Research and development expenses	106	54	96%	324	149	117%
Purchased intangibles amortization	244	12	**	640	36	**
Restructuring charges	12	—	**	64	4	**

Operating income (loss)	128	192	(33%)	(6)	532	(101%)
Operating income (loss) as a % of revenue	7.2%	24.0%		(0.1%)	23.8%
Other income, net	—	—	—	1	1	—
Interest expense, net	(53)	(22)	141%	(150)	(42)	257%

Income (loss) before income taxes	74	170	(56%)	(155)	491	(132%)
Benefit (Provision) for income taxes	7	(21)	(133%)	28	(73)	(138%)

Net income (loss)	$81	$149	(46%)	$(127)	$417	(130%)

Net income (loss) per diluted common share	$0.82	$2.50	(67%)	$(1.37)	$7.00	(120%)

**	Percentage not meaningful

Due to the acquisition of the BDS Business on February 9, 2026, period over period comparability of the Company’s financial results has been materially impacted. In addition, the Company’s 2026 results include the BDS Business’s financial results only from the Closing Date through the end of the period, further affecting comparability with prior periods and in the future.

Revenue

The Company’s revenue increased 121% in the third quarter of 2026, as compared to the third quarter of 2025 and 110% for the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by $896 million and $2.2 billion of revenue contributed by the BDS Business for the third quarter and since the Closing Date for the first nine months of 2026, respectively. Excluding the BDS Business revenue, legacy revenue increased 9% and 10% in the third quarter and first nine months of 2026, respectively, primarily due to broad-based growth across all product lines and geographical regions. Foreign currency translation decreased total revenue growth by 1% for the third quarter of 2026 and had a minimal impact on total revenue growth for the first nine months of 2026. In addition, the first nine months of 2026 had six more calendar days compared to the first nine months of 2025.

Cost of Revenue

The cost of revenue in the third quarter and first nine months of 2026 increased 168% and 167%, respectively, as compared to 2025. This increase is primarily attributed to the $518 million for the third quarter and $1.4 billion for the first nine months of 2026 of cost of revenue from the BDS Business since the Closing Date as well as the increase in legacy business sales volume. The cost of revenue in the third quarter and first nine months of 2026 included $80 million and $333 million, respectively, of fair value inventory and fixed asset step-up expense recognized as a result of the BDS Business Acquisition.

Cost of revenue is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms.

Selling and Administrative Expenses

Selling and administrative expenses increased 86% and 103% in the third quarter and first nine months of 2026, respectively, as compared to 2025. The BDS Business increased selling and administrative expenses by $150 million and $375 million in the third quarter and first nine months of 2026, respectively, since the Closing Date. The remaining increase in selling and administrative expenses is primarily due to an increase in costs associated with merit compensation for the Company’s employees as well as $35 million and $155 million of transaction, integration and other internal costs associated with the BDS Business in the third quarter and first nine months of 2026, respectively.

Research and Development Expenses

Research and development expenses increased 96% and 117% in the third quarter and first nine months of 2026, respectively, as compared to 2025. The BDS Business increased research and development expenses by $46 million and $154 million in the third quarter and first nine months of 2026, respectively, since the Closing Date. The remaining increase in research and development expenses can be attributed to increases from costs associated with merit compensation to the Company’s employees and costs associated with new products and the development of new technology initiatives.

Purchased Intangibles Amortization

Purchased intangibles amortization increased $232 million and $604 million in the third quarter and first nine months of 2026, respectively, as compared to 2025 due to the BDS Business Acquisition.

Restructuring Charges

In the second quarter of 2026, the Company implemented a reduction in workforce that impacted approximately 3% of the Company’s employees. As a result, the Company incurred approximately $12 million and $64 million of severance-related costs for the third quarter and first nine months of 2026, respectively. During these periods, the Company paid $23 million and $46 million of severance-related costs in connection with the workforce reduction for the third quarter and first nine months of 2026, respectively. The accrued restructuring expense was approximately $18 million at October 3, 2026. This reduction in workforce will provide the Company with annual salary-related cost savings of approximately $120 million. The salary related cost savings achieved through the end of the third quarter of 2026 was $39 million with the cost savings estimated to be approximately $67 million in 2026.

Operating Income (Loss)

Operating income was $128 million and operating loss was $6 million for the third quarter and first nine months of 2026, respectively, a decrease of $64 million and $538 million as compared to $192 million and $532 million of operating income in the third quarter and first nine months of 2025, respectively. These decreases were primarily due to the impact of the higher sales volume from the legacy business and the BDS Business revenue since the Closing Date, being offset by $333 million of acquisition-related inventory and fixed asset fair value step-up expense in the first nine months of 2026 and $232 million and $604 million of purchased intangibles amortization related to the BDS Business in the third quarter and first nine months of 2026, respectively. In addition, operating income for the third quarter and operating loss for the first nine months of 2026 were impacted by $54 million and $176 million, respectively, of transaction, integration and other internal costs associated with the BDS Business Acquisition, $12 million and $64 million, respectively, of severance-related costs associated with a workforce reduction and $7 million and $25 million, respectively, of expenses associated with the Company’s new ERP system implementation.

Interest Expense, net

In the third quarter and first nine months of 2026, the Company’s interest expense, net increased $31 million and $108 million, respectively, which can be primarily attributed to the financing costs incurred by the Company related to the funding of the BDS Business Acquisition.

Benefit (Provision) for Income Taxes

The Company’s effective tax rates for the third quarter and first nine months of 2026 were (9.6%) and 18.3%, respectively, compared to 12.5% and 14.9% for the third quarter and first nine months of 2025, respectively. The change between the effective tax rates can primarily be attributed to the impact of discrete tax benefits, primarily transaction and restructuring costs, in the current period and differences in the proportionate amounts of pre-tax income, due to the BDS Business Acquisition, recognized in jurisdictions with different effective tax rates.

Effective in 2024, various foreign jurisdictions began implementing aspects of the guidance issued by the Organization for Economic Co-operation and Development related to the new Pillar Two system of global minimum tax rules. These changes in tax law did not have a material impact on the Company’s financial position, results of operations and cash flows for the first nine months of 2026. The Company continues to monitor the adoption of the Pillar Two rules in additional jurisdictions.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, (“OBBBA”), enacting changes to the United States federal tax code, including adjustments to effective tax rates on certain types of income and certain deduction limitations. The OBBBA did not have a material impact on the Company’s financial position, results of operations and cash flows for the period ended October 3, 2026.

Net Income (Loss) per Diluted Common Share

The decline in the net income per diluted common share to $0.82 in the third quarter and to a net loss per diluted common share of $1.37 in the first nine months of 2026, respectively, as compared to the $2.50 and $7.00 of net income per diluted common share in the third quarter and first nine months of 2025, respectively, is attributed to the following BDS Business Acquisition-related items: purchase accounting fair value step-up expense, increases in purchased intangibles amortization expense, restructuring charges, increase in interest expense, and various transaction, integration and other internal costs.

Liquidity and Capital Resources

Net cash provided by operating activities was $315 million, compared to net cash provided by operating activities of $488 million in the first nine months of 2026 and 2025, respectively. The decline is primarily attributable to the $142 million of payments made in connection with transaction and integration costs associated with the BDS Business Acquisition and $46 million of restructuring related payments for the nine months ended October 3, 2026.

Net cash provided by investing activities included capital expenditures related to property, plant, equipment and software capitalization of $150 million in the first nine months of 2026 as compared to the $74 million of capital expenditures in the first nine months of 2025. The 2026 investing activities were impacted by the $85 million of net cash acquired from the BDS Business Acquisition, which was net of the $59 million final closing statement payment in the quarter related to the BDS Acquisition.

On March 23, 2026, SpinCo issued senior notes (the “Senior Notes”) in the aggregate principal amount of $3.5 billion. Net proceeds from the offering of the Senior Notes, together with cash on hand, were used by the Company to repay $3.5 billion of indebtedness outstanding under the SpinCo Delayed Draw Term Loan. As of October 3, 2026 the Company had $650 million of Senior Notes that will mature in September 2027. The Company has sufficient capital to fund this payment through cash on hand and borrowing capacity under its existing credit facility.

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

As part of the BDS Business Acquisition, a portion of the total consideration paid was reflected as a deposit asset on the opening balance sheet, which is attributable to the Company’s present right to the future economic benefits of the business in those foreign jurisdictions where legal and beneficial title had not transferred to the Company as of February 9, 2026. Changes in the deposit asset are driven by changes in the underlying assets and liabilities in those foreign jurisdictions, and the cash payments (or cash receipts) resulting from the changes in these assets are classified as investing cash flows. The change in the deposit asset of $59 million in the first nine months of 2026 is primarily related to the collection of third-party customer receivables that existed as of February 9, 2026.

Results of Operations

Revenues by Geography

Geographic revenue information is presented below for the three and nine months ended October 3, 2026 and September 27, 2025 (dollars in millions):

	Three Months Ended			Nine Months Ended
	October 3, 2026	September 27, 2025	% change	October 3, 2026	September 27, 2025	% change
Revenues:
Asia:
China	$226	$114	98%	$585	$322	82%
Asia Other	269	156	72%	709	435	63%

Total Asia	495	270	83%	1,294	757	71%
Americas:
United States	621	245	153%	1,607	691	133%
Americas Other	128	48	167%	338	138	145%

Total Americas	749	293	156%	1,945	829	135%
Europe	523	237	121%	1,439	647	122%

Total revenues	$1,767	$800	121%	$4,678	$2,233	110%

Geographically, BDS Business revenue for the third quarter and first nine months of 2026 was $185 million and $451 million in Asia, $427 million and $1.1 billion in the Americas and $284 million and $731 million in Europe, respectively. Foreign currency translation had minimal impact on BDS Business revenue in the third quarter of 2026 and increased revenue by 3% in the first nine months of 2026, respectively, since the Closing Date. Excluding the BDS Business revenue, legacy Waters revenue increased 15% and 11% in Asia, 10% and 8% in the Americas and 1% and 9% in Europe for the third quarter and first nine months of 2026, respectively, as compared to the third quarter and first nine months of 2025. This revenue growth was broad-based across all major regions, led by China and the Americas. Foreign currency translation decreased Waters legacy revenue growth by 1% and had minimal impact in the third quarter and first nine months of 2026, respectively.

Revenues by Product

Product revenue information is presented below for the three and nine months ended October 3, 2026 and September 27, 2025 (dollars in millions):

	Three Months Ended			Nine Months Ended
	October 3, 2026	September 27, 2025	% change	October 3, 2026	September 27, 2025	% change
Revenues
Instrument systems	$528	$342	54%	$1,359	$913	49%
Consumables	806	158	410%	2,114	461	359%
Service	433	300	44%	1,205	859	40%

Total revenues	$1,767	$800	121%	$4,678	$2,233	110%

Instrument system revenue increased 54% and 49% in the third quarter and first nine months of 2026, primarily driven by the $153 million and $379 million, respectively, in instrument revenue contributed by the BDS Business. Excluding the impact of the BDS Business instrument revenue, legacy instrument revenue increased 10% and 7% in the third quarter and first nine months of 2026, respectively. This revenue growth was primarily driven by higher customer demand for our LC & MS instrument systems across most major regions. Foreign currency translation decreased legacy instrument system revenue growth by 1% in both the third quarter and first nine months of 2026.

Recurring revenues (combined sales of precision chemistry consumables and services) increased 171% and 151% for the third quarter and first nine months of 2026, respectively, primarily driven by $743 million and $1.8 billion, respectively, of revenue contributed by the BDS Business since the Closing Date. Excluding the BDS Business revenue, legacy recurring revenues increased 8% and 11%, in the third quarter and first nine months of 2026, respectively, primarily due to broad-based growth across all geographical regions. Foreign currency translation decreased recurring revenues growth by 1% in the third quarter, but had minimal impact for the first nine months of 2026, respectively. Excluding the BDS Business revenue, chemistry consumable revenue increased 10% and 12% for the third quarter and first nine months of 2026, respectively. The double-digit chemistry growth can be attributed to the uptake in columns and application-specific testing kits to pharmaceutical customers. Foreign currency translation decreased chemistry consumable revenue growth by 2% and 1% in the third quarter and first nine months of 2026, respectively. In addition, the recurring revenues growth was positively impacted by the six additional calendar days in the first nine months of 2026.

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

Revenues by segment were as follows for the three and nine months ended October 3, 2026 and September 27, 2025 (dollars in millions):

	Three Months Ended			Nine Months Ended
	October 3, 2026	September 27, 2025	% change	October 3, 2026	September 27, 2025	% change
Analytical & Materials Sciences	$796	$736	8%	$2,237	$2,053	9%
Biosciences	396	—	**	996	—	**
Advanced Diagnostics	575	64	**	1,445	180	**

Total revenues	$1,767	$800	121%	$4,678	$2,233	110%

Segment operating income (loss) were as follows for the three and nine months ended October 3, 2026 and September 27, 2025 (dollars in millions):

	Three Months Ended
	October 3, 2026	% of Revenues	September 27, 2025	% of Revenues
Analytical & Materials Sciences	$281	35.3%	$279	37.9%
Biosciences	145	36.6%	—	**
Advanced Diagnostics	152	26.4%	23	36.2%

Total segment operating income	578	32.7%	302	37.8%

Less corporate and non-segment expenses:
Corporate and other expenses	(105)		(84)
Purchased intangibles and acquisition-related fair value step-up amortization	(323)		(12)
Stock compensation expense	(22)		(14)

Total operating income	$128	7.2%	$192	24.0%

**	Percentage not meaningful

	Nine Months Ended
	October 3, 2026	% of Revenues	September 27, 2025	% of Revenues
Analytical & Materials Sciences	$783	35.0%	$775	37.7%
Biosciences	354	35.5%	—	**
Advanced Diagnostics	341	23.6%	63	35.0%

Total segment operating income	1,478	31.6%	838	37.5%

Less corporate and non-segment expenses:
Corporate and other expenses	(444)		(230)
Purchased intangibles and acquisition-related fair value step-up amortization	(973)		(36)
Stock compensation expense	(67)		(40)

Total operating (loss) income	$(6)	(0.1%)	$532	23.8%

**	Percentage not meaningful

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

Analytical & Materials Sciences

Analytical Sciences products and service revenue increased 8% and 9% in the third quarter and first nine months of 2026, with the effect of foreign currency translation decreasing sales growth by 1% in both periods. Instrument system revenue (primarily LC and MS technology-based) increased 9% and 8% in the third quarter and first nine months of 2026, respectively, primarily driven by higher customer demand for our Acquity and Xevo TQ-S instrument systems.

Analytical Sciences consumables’ revenue grew double-digits due to the continued demand across all major geographies driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Foreign currency decreased chemistry revenue growth by 2% and 1% in the third quarter and first nine months of 2026, respectively. Service revenue growth increased 6% and 10% in the third quarter and first nine months of 2026, respectively, due to higher service demand billing in most major regions. Foreign currency translation decreased service sales growth by 2% and had minimal impact in the third quarter and first nine months of 2026, respectively.

Materials Sciences revenue increased 7% and 6% in the third quarter and first nine months of 2026, respectively, which was primarily driven by customer demand for our thermal analysis and rheology instrument systems and services. Foreign currency translation decreased revenue growth by 2% and had minimal impact in the third quarter and first nine months of 2026, respectively.

The Analytical & Materials Sciences segment operating income as a percentage of revenues decreased in the third quarter and first nine months of 2026 as compared to the third quarter and first nine months of 2025 as a result of the higher sales volumes being offset by the impact of foreign currency translation, sales mix, merit compensation costs and additional new product development costs.

Biosciences

The Biosciences revenues of $396 million and $996 million in the third quarter and first nine months of 2026, respectively, includes only revenue from the Closing Date through the end of the reporting period. The Biosciences cost of revenue was $167 million and $411 million and operating costs were $85 million and $233 million, for the third quarter and first nine months of 2026, respectively.

Advanced Diagnostics

The Advanced Diagnostic Solutions revenues of $575 million and $1.4 billion in the third quarter and first nine months of 2026, respectively, includes $75 million and $208 million of total revenue attributed to the Waters Clinical Business in the third quarter and first nine months of 2026, respectively, which was recast into the Advanced Diagnostics segment. The remaining revenue for 2026 is attributed to BDS Business revenue from the Closing Date through the end of the reporting period.

The Advanced Diagnostics segment operating income as a percentage of revenue in the third quarter and first nine months of 2026 was 26.4% and 23.6%, respectively. Advanced Diagnostics cost of revenue was $307 million and $790 million and operating costs were $116 million and $314 million for the third quarter and first nine months of 2026, respectively.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended
	October 3, 2026	September 27, 2025
Net (loss) income	$(127)	$417
Depreciation and amortization	808	154
Acquisition-related inventory fair value step-up	333	—
Stock-based compensation	67	40
Deferred income taxes	5	(17)
Change in accounts receivable	(260)	26
Change in inventories	(85)	(66)
Change in accounts payable and other current liabilities	104	(114)
Change in deferred revenue and customer advances	83	34
Other changes	(613)	14

Net cash provided by operating activities	315	488
Net cash used in investing activities	(16)	(110)
Net cash used in financing activities	(279)	(241)
Effect of exchange rate changes on cash and cash equivalents	(15)	(4)

Increase in cash and cash equivalents	$5	$134

Cash Flow from Operating Activities

Net cash provided by operating activities was $315 million and $488 million during the first nine months of 2026 and 2025, respectively. The decrease in 2026 operating cash flow was primarily caused by the BDS Business Acquisition. This decrease in operating cash flow can be attributed to the $142 million of payments made in connection with BDS Business acquisition transaction closing; integration and transformation costs as well as $46 million of restructuring payments made during the first nine months of 2026. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The change in accounts receivable, an increase of $260 million for the nine months ended October 3, 2026, was primarily attributable to an increase in receivables due from BD of $183 million since the acquisition date. Days sales outstanding was 75 days at October 3, 2026 and 85 days at September 27, 2025.

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

Cash Flow from Investing Activities

Net cash used in investing activities totaled $16 million and $110 million during the first nine months of 2026 and 2025, respectively. The 2026 investing activities were impacted by the $85 million of net cash acquired from the BDS Business Acquisition and the 2025 investing activities were impacted by the $35 million of cash used to complete the acquisition of Halo Labs. Additions to fixed assets and capitalized software were $150 million and $74 million in the first nine months of 2026 and 2025, respectively.

As part of the BDS Business Acquisition, a portion of the total consideration paid was reflected as a deposit asset on the opening balance sheet. Changes in the deposit asset are driven by changes in the underlying assets and liabilities in those foreign jurisdictions. The change in the deposit asset of $59 million in the first nine months of 2026 is primarily related to the collection of third-party customer receivables that existed as of February 9, 2026.

Cash Flow from Financing Activities

As of October 3, 2026, the Company had a total of $5.1 billion in outstanding debt, which consisted of $0.7 billion in outstanding senior unsecured notes, $3.5 billion in outstanding Senior Notes, $0.4 billion borrowed under the SpinCo Credit Agreement and $0.5 billion borrowed under the credit agreement governing its $1.8 billion revolving credit facility. The Company’s net debt borrowings decreased by $253 million during the first nine months of 2026, which reflects the proceeds from debt issuances of $4.1 billion and payments on debt of $4.3 billion, respectively, primarily related to the funding of the BDS Business Acquisition.

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

As of October 3, 2026, the Company had entered into interest rate cross-currency swap derivative agreements with durations up to three years with an aggregate notional value of $1.3 billion to hedge the variability in the movement of foreign currency exchange rates on a portion of its euro-denominated and yen-denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by approximately $12 million and $8 million in first nine months of 2026 and 2025, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $16 million in 2026.

In December 2024, the Company’s Board of Directors authorized the extension of its existing share repurchase program through January 21, 2028. The Company’s remaining authorization is $1.0 billion. The Company did not make any open market share repurchases in 2026 or 2025. The Company repurchased $15 million of common stock related to the vesting of restricted stock units during both the first nine months of 2026 and 2025.

Additionally, the Company received $26 million and $16 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the first nine months of 2026 and 2025, respectively.

The Company had cash, cash equivalents and investments of $593 million as of October 3, 2026. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $557 million held by foreign subsidiaries as of October 3, 2026, of which $380 million was held in currencies other than U.S. dollars.

In connection with the BDS Business Acquisition, the Company issued 38,542 thousand shares of the Company’s common stock to BD shareholders with an approximate fair value of $12.8 billion, which is presented as an adjustment to reconcile net income in the consolidated statement of cash flows for the first nine months of 2026.

Guarantor Financial Information

The Senior Notes are senior unsecured obligations of SpinCo and are fully and unconditionally guaranteed on a senior unsecured basis by the Company, and certain of Company’s subsidiaries: Waters Technologies Corporation, Waters Asia Limited, Wyatt Technology, LLC, Accuri Cytometers, Inc., Augusta Life Sciences US OpCo I LLC, Augusta Life Sciences US OpCo II LLC, Augusta Life Sciences US SpinCo LLC, Cellular Research, Inc., HandyLab, Inc., PharMingen, NAT Diagnostics, Inc. and Omega Biosystems Incorporated (each, a “Subsidiary Guarantor” and collectively, the “Subsidiary Guarantors”). The Company owns substantially all of the assets of each of the Subsidiary Guarantors and conducts substantially all of its operations through the Subsidiary Guarantors and its other subsidiaries. Each of the Subsidiary Guarantors is consolidated into the Company’s financial statements.

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

As of October 3, 2026
Current assets	$1,348
Intercompany receivables from the Non-Guarantor Subsidiaries	478

Total current assets	1,826
Noncurrent assets	10,596

Total assets	12,422

Current liabilities	1,317
Intercompany payables to the Non-Guarantor Subsidiaries	337

Total current liabilities	1,654
Noncurrent liabilities	5,856

Total liabilities	$7,510

Three months ended
October 3, 2026
Revenues, excluding intercompany	$618
Revenues from Non-Guarantor Subsidiaries	353

Total revenue	971
Operating loss, excluding intercompany	(210)
Operating income from Non-Guarantor Subsidiaries	50

Total operating loss	(160)
Net loss, excluding intercompany	(289)
Net income from Non-Guarantor Subsidiaries (1)	315

Total net income	$26

(1)	Includes $266 million of dividend income from Non-Guarantor Subsidiaries for the three months ended October 3, 2026.

Nine months ended October 3, 2026
Revenues, excluding intercompany	$1,629
Revenues from Non-Guarantor Subsidiaries	950

Total revenue	2,579
Operating loss, excluding intercompany	(776)
Operating income from Non-Guarantor Subsidiaries	154

Total operating loss	(622)
Net loss, excluding intercompany	(951)
Net income from Non-Guarantor Subsidiaries (1)	1,346

Total net income	$395

(1)	Includes $1,193 million of dividend income from Non-Guarantor Subsidiaries for the nine months ended October 3, 2026.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

In connection with the BDS Business Acquisition, the Company entered into a Transition Services Agreement (“TSA”) with BD, under which the Company receives certain back-office and fulfillment support services, including finance, accounting, information technology, human resources and other administrative functions. The TSA is intended to provide continuity of operations during the post-transaction integration for a period of up to three years at an annual cost of approximately $90 million. The Company has incurred $58 million of TSA costs for the nine months ended October 3, 2026. The majority of the TSA costs are included in selling and administrative expenses in the accompanying consolidated statement of operations.

Senior Notes: As of October 3, 2026, the Company had $3.5 billion of cash requirements for the outstanding Senior Notes that will mature as follows: $650 million in 2027; $600 million in 2029; $750 million in 2031; $750 million in 2033; and $750 million in 2036. The Senior Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on March 23 and September 23 of each year, commencing on September 23, 2026. See also Note 6 in the Condensed Notes to the Consolidated Financial Statements for further information.

SpinCo Term Loan: As of October 3, 2026, the SpinCo Term Loan had $425 million outstanding and a maturity date of February 4, 2028.

A summary of the Company’s remaining contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026. The Company reviewed its contractual obligations and commercial commitments as of October 3, 2026 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended October 3, 2026. Refer to Note 1 Basis of Presentation and Summary of Significant Accounting Policies, in the Condensed Notes to Consolidated Financial Statements for any changes in those policies during the nine months ended October 3, 2026.

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

Item 3:
 Quantitative and Qualitative Disclosures About Market Risk
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of October 3, 2026 and December 31, 2025, $557 million out of $593 million and $372 million out of $588 million, respectively, of the Company’s total cash and cash equivalents were held by foreign subsidiaries. In addition, $380 million out of $593 million and $306 million out of $588 million of cash and cash equivalents were held in currencies other than the U.S. dollar at October 3, 2026 and December 31, 2025, respectively. As of October 3, 2026, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash and cash equivalents held in currencies other than the U.S. dollar as of October 3, 2026 would decrease by approximately $38 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of October 3, 2026 would not have a material effect on pre-tax earnings. Assuming a hypothetical adverse change of 10% in year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of October 3, 2026 would increase by approximately $126 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity. The related impact on interest income would not have a material effect on pre-tax
earnings.
There have been no other material changes in the Company’s market risk during the nine months ended October 3, 2026. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the SEC on February 23, 2026.
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
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2026 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended October 3, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:
Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the nine months ended October 3, 2026 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the SEC on February 23, 2026.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the SEC on February 23, 2026. The Company reviewed its risk factors as of October 3, 2026 and determined that there were no material changes from the ones set forth in the Annual Report on Form
10-K.
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
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This program replaced the remaining amounts available under the pre-existing
authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In December 2022, the Company’s Board of Directors amended and extended this repurchase program’s term by one year such that it expired on January 21, 2024 and increased the total authorization level to $4.8 billion, an increase of $750 million. In December 2023, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2025. In December 2024, the Company’s Board of Directors authorized the extension of the existing share repurchase program through January 21, 2028. As of October 3, 2026, the Company had repurchased an aggregate of 15.2 million shares at a cost of $3.8 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.
The following table summarizes the Company’s stock repurchase activity for the three months ended October 3, 2026:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs ( in thousands)
July 5, 2026 to August 1, 2026	1	$366.95	—	$961,207
August 2, 2026 to August 29, 2026	2	$405.37	—	$961,207
August 30, 2026 to October 3, 2026	—	$—	—	$961,207

Total	3	$392.56	—	$961,207

(1)	All shares repurchased as referenced in the table above related to the vesting of restricted stock during the three months ended October 3, 2026.

Item 5:
 Other Information
Insider Trading Arrangements and Related Disclosures
During the nine months ended October 3, 2026, none of our directors or officers (as defined in Rule
16a-1(f)
under the Exchange Act) adopted, modified or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement” (as each term is defined in Item 408 of Regulation
S-K).

Item 6: Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), (v) the Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

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

Date: November 10, 2026